Form 10-Q
period 1996-03-31
FRUEHAUF TRAILER CORP
filed 1996-05-15
CIK 874268

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, DC 20549

                         FORM 1O-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


             For the Quarter Ended March 31, 1996

               Commission File Number 1-10772

                FRUEHAUF TRAILER CORPORATION
   (Exact name of registrant as specified in its charter)

         Delaware                      38-2863240
- - -----------------------   ----------------------------------
(State of Incorporation) (I.R.S. Employer Identification No.)


111 Monument Circle, Suite 3200, Indianapolis, Indiana 46204
- - ------------------------------------------------------------
          (Address of principal executive offices)

                       (317) 630-3000
               -------------------------------
               (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES   X     NO
                    -----       ------
Number of outstanding shares of common stock: 39,212,454 as of May 14, 1996.

                               INDEX

           FRUEHAUF TRAILER CORPORATION AND SUBSIDIARIES


PART I  -  FINANCIAL INFORMATION                     Page No.
           ---------------------                     --------


Item 1 Condensed Consolidated Financial Statements

       Condensed Consolidated Statement of Operations -
        Three months ended March 31, 1996 and 1995. . .   3

       Condensed Consolidated Balance Sheet -
        March 31, 1996 and December 31, 1995 . . . . .    4

       Condensed Consolidated Statement of Cash Flows -
        Three months ended March 31, 1996 and 1995. . .   6

       Notes to Condensed Consolidated
        Financial Statements . . . . . . . . . . . . . .  7

Item 2 Management's Discussion and Analysis of Financial
        Condition and Results of Operations . . . . . .  14


PART II  - OTHER INFORMATION
           -----------------


Item 1   Legal Proceedings. . . . . . . . . . . . . . .  23

Item 3   Defaults Upon Senior Securities. . . . . . . .  23

Item 6   Exhibits and Reports on Form 8-K . . . . . . .  24


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .  24
- - ----------

                  PART I - FINANCIAL INFORMATION

           FRUEHAUF TRAILER CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
        (in thousands, except per share amounts, unaudited)

                                                   Three Months
                                                  Ended March 31,
                                                ------------------
                                                1996          1995
                                                ----          ----


Net sales. . . . . . . . . . . . . . . . .   $ 90,306       $111,702
Cost of goods sold . . . . . . . . . . . .     79,601         97,509
                                             --------       --------
  Gross margin . . . . . . . . . . . . . .     10,705         14,193

Engineering, selling and
  administrative expenses . . . . . . . .      12,315         12,843
Royalty income . . . . . . . . . . . . . .       (691)          (462)
Nonrecurring gain . . . . . . . . . . . .      (3,000)           --
                                              -------        -------
  Income from operations. . . . . . . . . .     2,081          1,812

Other income (expense):
  Interest expense . . . . . . . . . . . .     (3,851)        (3,354)
  Equity in net income of
     affiliate companies. . . . . . . . . .       --             865
  Impairment in value of promissory note . .   (2,143)           --
  Other income (expense) - net . . . . . .       (273)         1,041
                                              -------        -------
  Income (loss) before income taxes. . . . .   (4,186)           364

Provision for income taxes . . . . . . . .        121            105
                                              -------        -------
  Net income (loss). . . . . . . . . . . .    $(4,307)       $   259
                                              =======        =======

 Primary and fully diluted earnings (loss)
      per share. . . . . . . . . . . . . .      $(.11)         $ .01
                                                =====          =====

Dividends per share. . . . . . . . . . . .      $  --          $  --
                                                =====          =====

Weighted average common and common equivalent
  shares outstanding (See Exhibit 11). . . .   39,212         31,408
                                               ======         ======

 The accompanying notes are an integral part of these statements.

/TABLE

           FRUEHAUF TRAILER CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET
                          (in thousands)

                                                March 31,      December 31,
                                                 1996               1995
                                              -----------      ------------
                                              (unaudited)
ASSETS

Current assets
 Cash and cash equivalents . . . . . . . . .   $  5,531          $  3,804
 Net receivables . . . . . . . . . . . . . .     28,707            38,589
 Net inventories (See Note B). . . . . . . .     41,149            55,162
 Other current assets. . . . . . . . . . . .      4,090               841
                                               --------          --------
     Total current assets. . . . . . . . . .     79,477            98,396

Restricted cash  . . . . . . . . . . . . . .      1,981             1,427
Prepaid pension cost . . . . . . . . . . . .     11,868            11,757
Investments in affiliate companies . . . . .      3,441             3,441
Assets held for sale . . . . . . . . . . . .      4,116             6,986
Unamortized deferred debt issuance costs . .      6,087             6,232
Other assets . . . . . . . . . . . . . . . .      8,000             7,255

Property, plant and equipment
 Property, plant and equipment . . . . . . .     32,882            32,906
 Less - accumulated depreciation . . . . . .    (12,282)          (11,887)
                                               --------          --------
        Net property, plant and equipment. .     20,600            21,019
                                               --------          --------

     Total assets. . . . . . . . . . . . . .   $135,570          $156,513
                                               ========          ========

    The accompanying notes are an integral part of these statements.

/TABLE

           FRUEHAUF TRAILER CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                          (in thousands)

                                                   March 31,     December 31,
                                                     1996             1995
                                                 -----------     -----------
                                                 (unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
 Trade accounts payable. . . . . . . . . . . . .  $ 41,598         $ 51,703
 Accrued compensation and benefits . . . . . . .     7,116            7,835
 Accrued warranties and products liability . . .     6,505            6,876
 Accrued interest payable. . . . . . . . . . . .     4,166            1,538
 Other current liabilities . . . . . . . . . . .    17,716           18,224
 Current portion of long-term debt (See Note C).    26,872           33,592
                                                  --------         --------
     Total current liabilities . . . . . . . . .   103,973          119,768


Long-term debt, less current
       portion (See Note C). . . . . . . . . . .    67,450           67,374
Postretirement benefits. . . . . . . . . . . . .    34,112           34,353
Other long-term liabilities. . . . . . . . . . .    35,365           36,041

Contingencies and litigation (See Note E). . . .

Stockholders' deficit
 Common Stock $0.01 par value-authorized 60,000
    shares; issued and outstanding
    39,212 shares . . . . . . . . . . . . . . .        392              392
 Additional paid-in capital. . . . . . . . . . .   130,244          130,244
 Common stock purchase warrants. . . . . . . . .     8,892            8,892
 Accumulated deficit . . . . . . . . . . . . . .  (244,542)        (240,235)
    Foreign currency translation adjustment. . .      (316)            (316)
                                                  --------         --------
     Total stockholders' deficit . . . . . . . .  (105,330)        (101,023)
                                                  --------         --------
Total liabilities and stockholders' deficit. . .  $135,570         $156,513
                                                  ========         ========

    The accompanying notes are an integral part of these statements.

/TABLE

           FRUEHAUF TRAILER CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     (in thousands, unaudited)

                                                Three Months Ended
                                                     March 31,
                                                ------------------
                                                1996          1995
                                                ----          ----
Operating Activities:
Net income (loss). . . . . . . . . . . .      $(4,307)       $  259
Adjustments to reconcile net income (loss)
to net cash from (used in)
operating activities:
  Depreciation. . . . . . . . . . . . . .         395           389
  Amortization of deferred debt issuance
      costs and debt discount. . . . . .          304           184
  Unremitted earnings from affiliate
      companies. . . . . . . . . . . . .           --          (865)
  Gain on sale of excess assets . . . .           (37)         (923)
  Impairment in value of promissory note. .     2,143            --
 Increase (decrease) in cash due to
 changes in operating assets and liabilities:
       Net receivables . . . . . . . . .        9,882        (3,163)
       Net inventories . . . . . . . . .       14,013           (33)
       Trade accounts payable. . . . . .      (10,611)         (480)
       Other assets and liabilities. . .       (3,008)       (7,753)
                                              -------        ------
          Net cash from (used in)
             operating activities. . . .        8,774       (12,385)

Investing Activities:
   Capital expenditures . . . . . . . . .          --          (106)
   Proceeds from sale of excess assets. .         494         7,648
   Decrease (increase) in restricted cash        (554)        4,780
                                               ------       -------
          Net cash from (used in)
              investing activities. . . . .      (60)        12,322

Financing Activities:
   Net increase (decrease) in Revolving
     Credit Facility borrowings. . . . . .    (6,826)         4,991
   Net repayments under notes payable . .         --            (77)
   Principal repayments of long-term debt       (161)        (8,631)
                                              ------         ------
          Net cash used in financing
              activities. . . . . . . . .     (6,987)        (3,717)
                                              ------         ------

Net increase (decrease) in cash and
   cash equivalents . . . . . . . . . . .      1,727         (3,780)
Cash and cash equivalents at beginning
   of period . . . . . . . . . . . . . .       3,804          7,789
                                              ------         ------
Cash and cash equivalents at end
   of period . . . . . . . . . . . . .        $5,531         $4,009
                                              ======         ======

    The accompanying notes are an integral part of these statements.

    FRUEHAUF TRAILER CORPORATION AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   (dollars in thousands, unless otherwise denoted)

                 March 31, 1996


NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Fruehauf Trailer Corporation and Subsidiaries ("Fruehauf" or the "Company") as of March 31,
1996 and for the three months ended March 31, 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying consolidated balance sheet as of December 31, 1995 has been derived from the audited consolidated financial statements as of that date.
Certain prior year amounts have been conformed to the current year presentation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist only of those of a normal recurring nature, other than those adjustments discussed in Note D.
Operating results for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended
December 31, 1995 ("1995 10-K").

NOTE B - INVENTORIES

Inventories consist of the following:

                                                    March 31,       December
31,
                                                      1996             1995
                                                    --------
- - -----------

     New trailers. . . . . . . . . . . . . . .      $14,378           $19,324
     Used trailers . . . . . . . . . . . . . .        2,284             4,288
     Finished parts. . . . . . . . . . . . . .       11,805            14,923
     Work-in-process and raw materials . . . .       16,281            19,926
                                                    -------           -------
            Gross inventories. . . . . . . . .       44,748            58,461
     FIFO inventory value over LIFO costs. . .       (3,599)           (3,299)
                                                    -------           -------
            Net inventories. . . . . . . . . .      $41,149           $55,162
                                                    =======           =======

NOTE C - LONG-TERM DEBT

Long-term debt consisted of the following at:

                                                           March 31,
December 31,
                                                             1996
1995
                                                           --------
- - -----------

 Senior Notes bearing interest at 14.75% due April 2002
   (net of unamortized debt discount of $4,001 at
   March 31, 1996 and $4,094 at December 31, 1995) . . . .  $58,573      $
58,480
 Revolving Credit Facility bearing interest at prime
   (8.25% at March 31, 1996) plus 2.5%, due May 1997 . . .   26,517
33,343
 Warrant Notes bearing interest at 15% due October 1998. .    8,692
8,692
 Other . . . . . . . . . . . . . . . . . . . . . . . . . .      540
451
                                                            -------
- - --------
     Total long-term debt. . . . . . . . . . . . . . . . .   94,322
100,966
 Less:  Current portion of long-term debt . . . . . . . .   (26,872)
(33,592)
                                                            -------
- - --------
     Long-term debt, less current portion . . . . . . . .   $67,450      $
67,374
                                                            =======
========

     Balance Sheet Classification at March 31, 1996

The Company's revolving credit facility (the "Revolving
Credit Facility") imposes certain limitations on the Company's ability to fund trailing liabilities with borrowings under the Revolving Credit Facility. The
Company is required to measure its borrowing availability each month end. In order to borrow under the Revolving
Credit Facility to fund trailing liabilities the following month, the Company is currently required to maintain a minimum borrowing availability of $10.0 million at the previous month end. As a result of the lower than anticipated operating performance, borrowing availability at March 31, 1996 was less than the required minimum of $10.0 million. The Revolving Credit Facility lender
("Congress") has continued to fund payment by the Company of trailing liabilities as of the date of this filing and, the Company believes that Congress will continue to lend to the Company subject to standard borrowing availability provisions.

The payment of trailing liabilities represents a technical violation of the Revolving Credit Facility constituting an event of default thereunder. Congress has granted a limited waiver (the "Limited Waiver") whereby, among other things, Congress has waived any noncompliance through August 31, 1996 and continues to lend to the Company subject to standard borrowing availability provisions.
However, the Company will be required to meet the minimum month end borrowing availability after the expiration of the Limited Waiver unless additional waivers are obtained.
The provisions of the Limited Waiver provide, subject to the satisfaction of certain conditions, that the Revolving
Credit Facility will be amended to reduce the minimum month end borrowing availability required in order to borrow under the Revolving Credit Facility to fund trailing liabilities to $2.5 million. However, there can be no assurance that the conditions precedent to the amendment of the Revolving Credit Facility will be met and that the Company will maintain the minimum month end borrowing availability in the future. As such, the Company has presented the borrowings outstanding as of March 31, 1996 pursuant to the Revolving Credit Facility as current in the Condensed Consolidated Balance Sheet.

Interest on the Company's senior secured notes (the
"Senior Notes") is payable semiannually on May 1 and November 1 on each year. The Company has not as yet made the required May 1, 1996 interest payment. The indenture
(the "Indenture") governing the issuance of the Senior
Notes provides for a 30 day grace period before such default constitutes an Event of Default (as defined in the Indenture). Upon the occurrence of an Event of Default, the holders of the Senior Notes have the right to declare the entire principal of the Senior Notes due and payable.
The Company has implemented a number of initiatives to address its near term liquidity constraints, as well as the ability to make the required May 1, 1996 interest payment within the 30 day grace period. See Note F -
"Management's Action Plan and Outlook" for further discussion. Given that the Senior Notes were not callable by the holders at March 31, 1996, the Company has presented the Senior Notes as noncurrent in the Condensed
Consolidated Balance Sheet at March 31, 1996. However, there can be no assurance that the Company will be able to make the required May 1, 1996 interest payment within the grace period.

A default under the Revolving Credit Facility and the Indenture, absent acceleration, does not constitute an event of default under the Company's unsecured promissory notes due October 1998 (the "Warrant Notes").
Accordingly, Warrant Notes have been classified as noncurrent in the Condensed Consolidated Balance Sheet at March 31, 1996.

     Limitations on Use of Proceeds from the Sale of Assets Held for Sale

The terms of the Indenture and Revolving Credit Facility impose certain limitations on the use of proceeds from asset sales. The Indenture divides all of the Company's properties and assets into two categories: "core" assets and "non-core" assets. The Indenture defines (i)
"non-core" assets generally as (a) the Company's equity interests in SESR, Henred Fruehauf and Nippon Fruehauf
Company, Ltd., (b) the Company's interest in certain real property located in Germany, and (c) all of the Company's assets currently held for sale other than the Indianola, Iowa facility, and (ii) "core" assets generally as any other fixed asset or property of the Company. The first
$7.5 million of net proceeds from the sale of "non-core" assets were required to be used to reduce borrowings under the Revolving Credit Facility. The Indenture provides that, subject to the right of Congress to obtain net proceeds from the sale of "non-core" assets in certain circumstances up to a certain maximum, 85% of the net proceeds from the sale of "non-core" assets must be used by the Company to make an offer to repurchase the Senior
Notes at par with the balance of any such proceeds to be retained by the Company. The Indenture also requires that all proceeds received upon the sale of a limited number of other assets be used entirely to make an offer to repurchase the Senior Notes at par. The Indenture also provides that any net proceeds from the sale of "core" assets must be either (i) reinvested by the Company in an investment in capital expenditures or acquisitions of assets not classified as current assets, in each case substantially related to the design, manufacture or sale of truck trailers or components or (ii) used to make an offer to repurchase the Senior Notes at par or, in certain circumstances to be applied to certain reserves to permanently reduce indebtedness under the Revolving Credit
Facility.

NOTE D - MATERIAL NONRECURRING ADJUSTMENTS

On February 10, 1995, Jacksonville Shipyards, Inc., a wholly-owned subsidiary of the Company ("Jacksonville"), completed the sale of substantially all of its remaining real estate in three separate transactions. With respect to one purchaser, the proceeds from the sale of Jacksonville's properties consisted of an interest bearing promissory note in the principal amount of approximately
$3.8 million, secured by a mortgage on the underlying property, and assumption of liabilities related to the property. The purchaser recently defaulted on payments of principal and interest on the promissory note. In an effort to realize value from the promissory note, Jacksonville has sought a buyer of the promissory note and related mortgage interest. After extensive discussions with a prospective buyer of the promissory note, the discussions were terminated due to certain issues unrelated to the proposed economic terms. As a result of the termination of such discussions, on May 8, 1996
Jacksonville initiated a foreclosure proceeding on the real property securing the promissory note. The prospective buyer has indicated its desire to continue discussions whereby the prospective buyer would purchase the real property after completion of the foreclosure.
Such discussions, including the proposed economic terms, indicate that the entire carrying amount of the promissory note may not be recoverable. As such, Jacksonville recorded a non-cash impairment write-down of approximately
$2.1 million in the first quarter of 1996 to reflect the diminution in value of the promissory note and underlying real property.

The Company recognized a gain of $3.0 million in connection with the settlement of litigation.

NOTE E - CONTINGENCIES AND LITIGATION

     Litigation

In December 1992, a class action complaint was filed on behalf of all persons who purchased the Company's Common
Stock during the period June 28, 1991 through December 4,
1992 against the Company, Terex, certain of the Company's present and former officers and Directors, and certain of the underwriters in the Company's initial public offering
(the "IPO") in the United States District Court for the
Eastern District of Michigan, Southern Division, seeking unspecified compensatory and punitive damages. A related action against the Company's former auditors, Deloitte &
Touche LLP ("Deloitte & Touche"), was subsequently filed on behalf of the same persons, and the cases have been consolidated for some purposes.

Discussions held among the Company, on behalf of itself and certain of its present and former Directors and officers, Terex, the underwriter defendants, and the plaintiffs resulted in a settlement of the litigation as to all defendants other than Deloitte & Touche. Formal settlement documentation was approved by the District
Court on August 17, 1995. The settlement terms require the Company, as its share of the settlement, to (a) pay
$0.1 million in cash to a settlement fund, (b) issue a note or notes with a value of $3.3 million, and (c) issue warrants for the purchase of 325,000 shares of Common Stock. To the extent such warrants do not have an agreed upon value at issuance of $0.9 million, the Company must issue additional notes in the amount of the difference. The Company paid $0.1 million into the settlement fund in the second quarter of 1995 and the Company is currently in the process of attempting to develop the specific terms of the notes and warrants. The
Company has experienced difficulties in negotiating terms acceptable to the Company. As such, there can be no assurance that the Company and the plaintiffs will reach an agreement with respect to the terms and conditions of the notes and warrants.

The Company is involved in other various legal proceedings which have arisen in the normal course of business. Most of these legal proceedings involve products liability or other various claims for which the Company is principally self-insured. In addition, certain of the Company's former maritime operations are one of a number of defendants in legal proceedings wherein the plaintiffs claim to have been damaged by exposure to asbestos fibers and silica dust. The Company has reviewed the products liability and other cases that have arisen in the normal course of Company's business. The Company evaluates the possible impact of this litigation, including the uncertainties as to the timing of expenditures for settlements and/or bonding on appeal, on the Company in light of current circumstances. Although the Company has established reserves for loss contingencies based on available information, it is reasonably possible that such estimates will change in the near future and the Company is at risk of being obligated to pay substantial damages to claimants.

The Company had litigation reserves totaling $12.2 million at March 31, 1996. However, the Company's present liquidity situation may make settlements in one or more of these cases difficult. Existing or potential judgments against the Company in one or more of these cases could require expenditures of funds beyond the Company's available cash resources and could, depending on their size, result in the violation of certain covenants contained in the Revolving Credit Facility. In the event that judgments require the expenditure of funds beyond the Company's available resources or result in covenant violations that are not waived or otherwise cured, those judgments could have a material adverse effect on the Company. In the event that any litigation is settled by the issuance of additional equity securities, there may be an adverse effect on earnings per share. In December
1995, the Company reached a settlement of a product liability suit whereby the Company will be required, as part of the settlement, to issue 500,000 shares of Common
Stock during 1996.

The Company settled its previously announced litigation against Deloitte & Touche on April 24, 1996, which settlement by its terms is confidential.

     Environmental Matters

The Company has facilities at numerous geographic locations which are subject to a range of federal, state and local environmental laws and regulations. Compliance with these laws has, and will, require expenditures on a continuing basis. The Company and/or Jacksonville has been identified as a "Potentially Responsible Party" at several multi-party Superfund sites, and has also identified environmental exposures at certain other sites not designated as Superfund sites. The Company and/or
Jacksonville is currently participating in administrative or court proceedings involving a number of sites. Many of the proceedings are at a preliminary stage, and the total costs of remediation, the timing and extent of remedial actions which may be required, and the amount of the Company's liability with respect to these sites cannot presently be estimated. When it is possible to make reasonable estimates of the Company's liability with respect to such matters, a provision is recorded. When it is possible to estimate a range of liability but management is unable to determine the amount within the range that is the best estimate, a provision is recorded for the minimum amount of the range. The Company's reserve for Superfund sites and other environmental contingencies totaled $12.8 million at March 31, 1996 at the sites for which the Company has been able to make estimates. Based upon the many factors that impact the Company's ultimate costs of remediation, it is reasonably possible that such estimates will change in the near future. The amount of possible loss, if any, in excess of the amounts recorded cannot presently be estimated. If the amount of payments required with respect to these sites exceeds the Company's available cash resources, there could be a material adverse effect on the Company.
Even if these liabilities do not otherwise impact the Company, incremental environmental reserve requirements, if any, in excess of current reserves could have a material adverse effect on results of a particular period.

     Other

In March 1994, the SEC initiated a formal investigation of the Company. The SEC investigated whether the Company violated certain aspects of the federal securities laws by filing annual and quarterly reports containing financial statements that did not comply with generally accepted accounting principles.

The Internal Revenue Service (the "Service") is in the early stages of examination of the Company's federal income tax return for the period July 14, 1989 through December 31, 1989. The Company believes that most of the positions taken in the return are supportable based upon the underlying facts. However, should the Service propose any adjustments, the impact should be substantially mitigated as the Company has significant net operating loss carrybacks and carryforwards available. In the event that any proposed adjustments would require expenditure of funds beyond the Company's available cash resources, those adjustments could have a material adverse effect on the Company.

The United States Department of Labor ("DOL") has alleged that the Company's former Chairman, Randolph W. Lenz;
Terex Corporation, the Company's former parent; and the Company violated certain provisions of the Employee
Retirement Income Security Act of 1974. The Company understands that the DOL has not brought suit at this time; however, the DOL has set forth its settlement requirements in this matter. Such proposed settlement would require Lenz to enter into a Consent Judgment where
Lenz would be required to pay a sum estimated to be in excess of $2.8 million to the Terex Corporation Master
Retirement Plan Trust and that Lenz enable the Master
Trust to reverse its acquisition of another asset by selling it to Lenz. The Company currently does not believe that the allegations made by the DOL will have a material adverse effect on the Company.

NOTE F - MANAGEMENT'S ACTION PLAN AND OUTLOOK

The ability of the Company to meet ongoing debt service requirements, including the scheduled May 1, 1996 interest payment on the Senior Notes, to meet cash funding requirements, including trailing liabilities, and to otherwise satisfy its obligations to its vendors and lenders from cash solely provided by operations has been adversely affected by the reduced retail market demand in the trailer industry and resultant lower than anticipated operating performance. The Company has not as yet made the required May 1, 1996 interest payment on the Senior Notes. The the Indenture provides for a 30-day grace period before such default constitutes an Event of Default. Upon the occurrence of an Event of Default, the holders of the Senior Notes have the right to declare the entire principal of the Senior Notes due and payable. In response to such liquidity constraints, the
Company: (i) has implemented a working capital reduction program, (ii) is exploring potential alternatives to fund the payment of trailing liabilities with the financial assistance of a party potentially liable for certain of the Company's trailing liabilities and (iii) is exploring various alternatives designed to maximize the amount of borrowing availability that can be supported by the current asset base. The Company has also been exploring other alternatives to restructure the Company's capital structure, including, but not limited to, discussions with other trailer manufacturers as to possible consolidations or other potential strategic investments and the sale of non-strategic assets.

During the three months ended March 31, 1996, the Company reduced its investment in operating working capital
(defined as net receivables and net inventories less trade accounts payable) by approximately $13.3 million. This reduction in operating working capital was the result of
(i) focused efforts to improve days sales outstanding of trade receivables and inventory turns, (ii) the reduced production levels experienced during the first quarter of 1996 and (iii) an increase in days payables outstanding.
The increase in the days payables outstanding, however, has increased the level of trade accounts payable past normal terms and has affected material flow to the Company's operating locations. The Company has proposed to its suppliers that they agree to "standstill" with respect to past due accounts payable. The initial supplier response has been favorable, however, there can be no assurance that all suppliers will comply or for how long with the Company's proposed terms.

On April 19, 1996, the Company entered into a letter agreement (the "K-H Letter Agreement") with K-H
Corporation, a Delaware Corporation ("K-H"), pursuant to which, among other things, K-H agreed to purchase an initial $5.5 million interest, and agreed to purchase an additional $1.0 million interest upon successful completion of the Consent Solicitation (as hereinafter defined), in the Revolving Credit Facility (the
"Funding"). As part of the K-H Letter Agreement, K-H received five-year warrants to purchase 2,000,000 shares of the Company's common stock for an exercise price of $2.50 per share. The initial funding was consummated on April 25, 1996 and resulted in an expansion of the Company's liquidity under its Revolving Credit
Agreement. As a result of the initial funding and other cash conservation measures, borrowing availability under the Revolving Credit Facility totaled approximately
$13.8 million as of May 1, 1996. The K-H Letter Agreement contemplates, subject to successful completion of the Consent Solicitation, the incurrence of additional indebtedness subordinated to the indebtedness represented by the Senior Notes through future financing arrangements with K-H or one of its affiliates and the grant by the Company of security interests subordinate to those of the holders of the Senior Notes to secure such arrangements. As part of the Funding, Congress agreed to waive its right to a portion of the proceeds of the Foreign Sale (as hereinafter defined) subject to certain conditions, including receipt of approval of the holders of the Senior Notes for an amendment to the Intercreditor Agreement described below.

In addition, the Company has entered into a non-binding letter of intent (including related amendments, the "Letter of Intent") with a third party for the sale (the
"Foreign Sale") of certain of the Company's foreign assets for $20 million, subject to adjustment. The Foreign Sale would consist of (i) the Company's interest in Societe
Europeene de Semi-Remorques, S.A., a French corporation,
(ii) certain stock or other ownership interests owned by Fruehauf International Limited, a wholly-owned subsidiary of the Company ("FIL"), excluding Fruehauf de Mexico, S.A.
de C.V., (iii) the Company and FIL's interests in the trademark and technology license agreements currently operative outside North America (including without limitation, all of the Company's and FIL's rights to any fees payable under any such existing agreements and any renewals thereof that may be made in the future), and (iv) all of the Company's interest in the trademark "Fruehauf" outside North America. In addition, the Letter of Intent also contemplates a put-call arrangement between the Company and the proposed purchaser in the Foreign Sale involving the shares of Deutsche-Fruehauf Holding
Corporation and/or related entities. The arrangement for such shares should generate between $1.0 million and $5.0 million of additional cash proceeds to the Company. Under the Revolving Credit Facility and the Indenture, the net cash proceeds of the Foreign Sale would generally be applied to certain reserves under the Revolving Credit
Facility and to repurchase Senior Notes with the Company receiving a limited portion of the proceeds. As part of the Consent Solicitation, the Company has proposed that the net cash proceeds from the Foreign Sale be applied as follows: (i) the May 1, 1996 interest payment
(approximately $4.6 million) would be paid to the holders of the Senior Notes, (ii) one-half of the remaining net cash proceeds would be deposited with the Trustee under the Indenture to be held in trust for the holders of the Senior Notes and used to make an asset sale offer to repurchase Senior Notes and (iii) the remaining net cash proceeds would be paid to the Company for application to the Revolving Credit Facility but not applied to the asset sale reserve (the "Asset Sale Reserve") or used to increase the permanent reserve (the "Permanent Reserve") under the Revolving Credit Facility. These proceeds would thus increase the Company's borrowing availability under the Revolving Credit Facility.

In connection with the proposed Foreign Sale and the execution of the K-H Letter Agreement, the Company and Congress entered into the Limited Waiver, pursuant to which, among other things, Congress has waived the provisions of the Revolving Credit Facility to permit the Foreign Sale to occur. One of the conditions to the effectiveness of the Limited Waiver in relation to the Foreign Sale is that the trustee (the "Trustee") under the Indenture enter into an amendment to the intercreditor agreement by and among Congress and the Trustee (the "Intercreditor Agreement"):
(i) permitting the portion of the net cash proceeds of the Foreign Sale which are paid to Congress to be applied as set forth in the paragraph above, (ii) providing that any failure by Congress to apply or otherwise increase the Asset Sale Reserve or the Permanent Reserve will not limit Congress's ability or right to apply future net cash proceeds from asset sales to the Asset Sale Reserve or Permanent Reserve, and (iii) an amendment by Congress and the Company to the Revolving Credit Facility permitting such application and such ability.

The Limited Waiver also contemplates an additional amendment to the Intercreditor Agreement pursuant to which the Asset Sale Reserve would be reduced to zero and the Permanent Reserve would be immediately increased by the amount of the Asset Sale Reserve, currently, $1.8 million, and the proceeds of any future asset sale - up to a maximum of $7.5 million would be applied to the Permanent
Reserve. Such an amendment also requires the consent of the holders of the Senior Notes.

In accordance with the terms of the Limited Waiver, the Company also anticipates that the Revolving Credit
Facility will be amended to add a new covenant pursuant to which the Company would agree to generate net cash proceeds of asset sales in an amount sufficient to cause the Permanent Reserve to be at least $6.0 million as of December 31, 1996, and $7.5 million as of March 31, 1997.
Simultaneously with such an amendment, Congress will waive all such past defaults of the covenant in the Revolving
Credit Facility regarding the payment of trailing liabilities and to amend such covenant to reduce the required month-end availability under the Revolving Credit
Facility for payment of trailing liabilities from $10.0 million to $2.5 million.

The Company mailed a consent solicitation statement (the
"Consent Solicitation Statement") to the holders of the Senior Notes on May 3, 1996. The Consent Solicitation
Statement, accompanied with the consent form, are referred to collectively as the Consent Solicitation. Discussions between the Company and the holders of the Senior Notes concerning the proposals set forth in the Consent
Solicitation Statement are continuing.

There can be no assurance that the Foreign Sale will occur on the basis of the current proposed terms or any other terms satisfactory to the Company, nor can there be assurance that the holders of the Senior Notes will consent to the nonconforming use of the net cash proceeds of the Foreign Sale. However, should the Company complete the Foreign Sale substantially in the current proposed form and the holders of the Senior Notes consent in favor of the matters discussed above, the Company's near term liquidity would be enhanced which would give the Company a period of time to pursue a strategic transaction. The
Company has hired Oppenheimer & Co., Inc. to assist the Company in this process. If the foreign asset sale is not completed on a timely basis or if the holders of the Senior Notes do not consent to the proposals set forth in the Consent Solicitation Statement, the Company may not have sufficient liquidity both to make the May 1 interest payment on the Senior Notes and operate its business. In these circumstances, the Company (i) would not expect to make such interest payment and would, thus, be in default of its obligations under the Senior Notes, and (ii) may be forced to seek the protection of the bankruptcy laws.
Although it would be the intention of management of the Company to seek reorganization under chapter 11 of the Bankruptcy Code, there is no certainty that a successful reorganization would be achieved and therefore liquidation might occur.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's results of operations, liquidity, resolution of material contingencies and outlook are subject to a number of factors, some of which are outside the control of the Company, as are set forth on page 3 of the Company's Annual Report on Form 10-K for the year ended
December 31, 1995.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 versus March 31, 1995

     Sales

The Company generated sales of $90.3 million during the first three months of 1996 compared to $111.7 million for the corresponding 1995 period. The table below is a comparison of net sales by product line for the three months ended March 31, 1996 and 1995 (in millions of dollars):

                                          March 31,       March 31,
                                            1996            1995
                                          --------        -------

  New trailers. . . . . . . . . . . . .     $58.2         $ 71.8
  Used trailers . . . . . . . . . . . .       6.0            8.8
  Replacement parts and accessories . .      17.8           19.6
  Service . . . . . . . . . . . . . . .       5.6            6.0
  International . . . . . . . . . . . .       2.7            5.5
                                            -----         ------
                                            $90.3         $111.7
                                            =====         ======

The Company's level of new trailer sales is largely dependent on production levels and market demand. The
Company continued to experience the effects of the significantly reduced retail demand in the new trailer industry throughout the first quarter of 1996 and the related additional constraints on the Company's liquidity.
The cancellation activity experienced by the Company in the first quarter of 1996 resulted in lower than anticipated near term scheduled deliveries to support near term anticipated production levels. In response to the reduced near term scheduled deliveries, the Company suspended its third shift at its Fort Madison, Iowa ("Fort
Madison") assembly plant effective February 26, 1996.
This action followed workforce reductions at its Scott
County, Tennessee ("Scott County") assembly plant during the third and fourth quarters of 1995. More recently to conserve cash and balance its production schedule, the Company idled Fort Madison for a week. Production has resumed at Fort Madison, however, production levels into the second quarter of 1996 at Fort Madison, as well as Scott County are substantially below production levels experienced in the first half of 1995.

Domestic new trailer production for the first quarter of 1996 totaled approximately 3,000 as compared to approximately 4,500 for the first quarter of 1995.
Domestic new trailer unit sales totaled approximately
3,300 and 4,500 for the three months ended March 31, 1996 and 1995, respectively, reflective of the reduced retail market demand. In addition, the Company's Mexican subsidiary revenue sources continue to be adversely affected by the poor economic conditions in the Republic of Mexico. The Company has also experienced increased price sensitivity on new trailer orders during the first quarter of 1996.

Replacement parts/service sales and used trailer sales for the three months ended March 31, 1996 decreased by $2.2 million and $2.8 million, respectively, over the comparable 1995 period. The decreased sales levels are primarily attributable to the Company's lower than planned liquidity levels and resultant impact on availability of replacement parts and used trailers to fill orders.

The Company's Mexican trailer manufacturing subsidiary experienced a sharp decrease in Mexican domestic sales volume from $2.8 million for the first three months of 1995 to $1.4 million for the first three months of 1996.

Mexican domestic sales have been adversely impacted by the depressed Mexican economy throughout 1995 and continuing in 1996. Management believes that the Mexican currency devaluation and concerns as to the rate of inflation in Mexico will likely continue to affect the level of capital goods expenditures by Mexican business for local consumption and, therefore, will likely continue to affect the level of Fruehauf de Mexico's new trailer sales to Mexican customers. In part to offset the anticipated slow growth in Mexican domestic new trailer sales, Fruehauf de
Mexico has increased its level of production through the assembly of certain of the United States operations' new trailer production requirements. Export sales from the Company's United States operations of wholesale parts and components for the first three months of 1996 totaled $1.3 million compared to export sales of $2.7 million for the first three months of 1995.

     Gross Margin

The Company's consolidated gross margin decreased to $10.7
million for the first three months of 1996 from $14.2 million for the first three months of 1995. This decrease is primarily the result of the decreased sales volumes, as discussed above. The gross margin percentage for the first three months of 1996 declined to 11.9% as compared to 12.7% for the first three months of 1995. The
Company's gross margin percentages have deteriorated in recent months due to reduced absorption of fixed overhead costs resulting from lower production levels, unfavorable labor variances and increasing price sensitivity on new trailer orders.

The lower gross margin percentage is also attributable to lower replacement parts gross margin percentages. The
Company's efforts to maintain and recapture market share in the wholesale and aftermarket parts businesses have included incentive pricing. Such incentive pricing, together with a modest change in sales mix to lower margin replacement parts, has resulted in lower replacement parts gross margin percentages.

     Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses decreased to $12.3 million for the first three months of 1996 from $12.8 million for the three months ended March 31, 1995.
The decrease in engineering, selling and administrative expenses is primarily attributable to cost containment measures taken at all the Company's locations and lower professional fees due to the completion of the restatement during the first quarter of 1995, offset, in part, by costs associated with the reimbursement of K-H in connection with the assumption agreement entered into at the time of the Fruehauf acquisition in 1989
(approximately $0.5 million).

The Company recognized a gain of $3.0 million in connection with the settlement of litigation.

     Income from Operations

Income from operations for the three months ended March
31, 1996 was $2.1 million compared to $1.8 million for the first three months of 1995. Excluding the impact of the $3.0 million litigation settlement, the decrease in income from operations is primarily attributable to decreased sales volumes and resultant lower gross margin dollars, partially offset by the decreased engineering, selling and administrative expenses and higher royalty income. These conditions giving rise to the reduced operating results will likely continue to have an adverse effect on sales, operating results and liquidity during the second quarter of 1996.

     Other Income (Expense)

Interest expense was $3.9 million for the three months ended March 31, 1996 compared to $3.4 million for the three months ended March 31, 1995. This increase in interest expense is primarily attributable to the increase in interest rate on the Company's term debt. The interest rate on the Company's term loans under its former bank credit facility was prime rate, as defined, plus a margin of 2.25%. The interest rate on the term loans pursuant to the former bank credit facility increased from 11% at December 30, 1994 to 11.25% at May 3, 1995, at which time they were exchanged for the Senior Notes bearing interest at 14.75% per annum. The increase in interest expense resulting from the interest rate on the Senior Notes was offset, in part, by the repurchase of $11.5 million of Senior Notes during the fourth quarter of 1995. In addition to the impact of the Senior Notes interest, interest expense for the first three months of 1996 was higher due to slightly higher average borrowings under the Revolving Credit Facility.

The Company's share of net income of affiliate companies, accounted for using the equity method, was $0.9 million for the three months ended March 31, 1995. The equity in net income of affiliate companies related solely to the Company's South African affiliate, Henred Fruehauf. In
September 1995, the Company sold a portion of its investment in Henred Fruehauf which reduced the Company's ownership percentage from 25% to 5%. Upon consummation of the sale transaction, the Company discontinued the application of the equity method of accounting as the Company's ownership percentage was reduced to 5%. Under the cost method, the Company will only record income to the extent dividends are received that are distributed from Henred Fruehauf's accumulated earnings.

On February 10, 1995, Jacksonville completed the sale of substantially all of its remaining real estate in three separate transactions. With respect to one purchaser, the proceeds from the sale of Jacksonville's properties consisted of an interest bearing promissory note in the principal amount of approximately $3.8 million, secured by a mortgage on the underlying property, and assumption of liabilities related to the property. The purchaser recently defaulted on payments of principal and interest on the promissory note. In an effort to realize value from the promissory note, Jacksonville has sought a buyer of the promissory note and related mortgage interest.
After extensive discussions with a prospective buyer of the promissory note, the discussions were terminated due to certain issues unrelated to the proposed economic terms. As a result of the termination of such discussions, on May 8, 1996 Jacksonville initiated a foreclosure proceeding on the real property securing the promissory note. The prospective buyer has indicated its desire to continue discussions whereby the prospective buyer would purchase the real property after the completion of the foreclosure. Such discussions, including the proposed economic terms, indicate that the entire carrying amount of the promissory note may not be recoverable. As such, Jacksonville recorded a non-cash impairment write-down of approximately $2.1 million in the first quarter of 1996 to reflect the diminution in value of the promissory note and underlying real property.

The Company recognized a gain on the sale of excess assets of approximately $0.1 million during the three months ended March 31, 1996 as compared to a gain of approximately $0.9 million during the three months ended
March 31, 1995.  Other income for the three months ended
March 31, 1995 also includes other miscellaneous amounts including finance and interest income of approximately
$0.3 million.  Other expense for the three months ended
March 31, 1995 also includes a waiver and amendment fee of approximately $0.4 million charged by the lenders under the former bank credit facility. In addition, other expense for the three months ended March 31, 1996 and March 31, 1995 includes approximately $0.5 million related to the accretion of interest on workers compensation and postretirement obligations of closed maritime operations.


LIQUIDITY AND CAPITAL RESOURCES

     Discussion of Cash Flows

The Company's cash and cash equivalents totaled $5.5 million and $3.8 million at March 31, 1996 and December
31, 1995, respectively. Cash and cash equivalents represent funds received through the Company's cash concentration system not yet applied to reduce borrowings under the Revolving Credit Facility. The provisions of the Indenture require the Company in certain circumstances to offer to repurchase Senior Notes out of proceeds of asset sales. Such amounts are held in escrow by the Indenture trustee during the tender period. Also, the Company is required to deposit certain amounts in restricted cash accounts as security for certain obligations. Accordingly, restricted cash of $2.0 million and $1.4 million at March 31, 1996 and December 31, 1995, respectively, is excluded from cash and cash equivalents and is presented as a separate noncurrent caption on the Condensed Consolidated Balance Sheet.

     Operating Activities

After considering changes in assets and liabilities, the Company generated cash from operating activities of $8.8 million during the three months ended March 31, 1996 and used cash for operating activities of $12.4 million during the three months ended March 31, 1995. Cash generated from operating activities during the three months ended
March 31, 1996 principally related to a reduction in operating working capital (defined as net receivables and net inventories less trade accounts payable) of $13.3 million, offset by operating losses and the funding of trailing liabilities. The reduction in operating working capital was the result of (i) focused efforts to improve days sales outstanding of trade receivables and inventory turns, (ii) a reduction in the run rate of the business as a result of the reduced production levels experienced during the first quarter of 1996 and (iii) an increase in the days payables outstanding with the Company's trade suppliers. See further discussion under "Management's
Action Plan and Outlook" below.

Cash used for operating activities during the three months ended March 31, 1995 principally related to (i) receivables ($3.2 million), (ii) recognition of deferred revenue resulting from certain advance deposits received in the latter part of 1994 on new trailer orders ($4.8 million), (iii) settlement of liabilities principally funded by excess asset sale proceeds during the three months ended March 31, 1995 ($0.9 million), including liabilities such as property taxes and accrued interest on the Fresno mortgage, and (iv) the funding of trailing liabilities and the Company's restructuring efforts. The cash used for operating activities in the first three months of 1995 was largely funded by borrowings pursuant to the Revolving Credit Facility and the portion of the excess asset sale proceeds retained by the Company pursuant to the former bank credit facility.

The Company has expended and continues to expend substantial amounts of cash flow to service certain liabilities related to the former maritime business, closed facilities and certain other liabilities, as well as restructuring activities. As of March 31, 1996, other current liabilities, noncurrent postretirement benefits and other long-term liabilities of approximately $17.7 million, $34.1 million and $35.4 million, respectively, were included in the Company's Condensed Consolidated
Balance Sheet. Trailing liabilities associated with the former maritime business and other closed facilities include workers compensation, postretirement benefits, environmental, products liability and certain other litigation, the cost of maintaining closed facilities and certain other matters are included in such captions in the Condensed Consolidated Balance Sheet. Although the
Company believes that the majority of such anticipated costs are nonrecurring and reserves for such loss contingencies have been established based upon available information, the Company will be required to expend substantial amounts of cash over the next several years to service such trailing liabilities. While the Company is exploring various alternatives to minimize the funding necessitated by such liabilities, the Company projects that it will be required to expend approximately $6 million for the remainder of 1996 and $4 million in 1997, with annual funding requirements continuing to decline thereafter. The Company will be required to fund a substantial amount of such liabilities with cash to be generated by future operations.

As discussed previously, borrowing availability under the Revolving Credit Facility at March 31, 1996 was less than the required minimum of $10.0 million. Congress has granted the Limited Waiver whereby, among other things, Congress has waived any noncompliance through August 31, 1996 and continues to lend to the Company subject to standard borrowing availability provisions. However, the Company will be required to meet the minimum month end borrowing availability after the expiration of the limited waiver unless additional waivers are obtained. The provisions of the Limited Waiver provide, subject to the satisfaction of certain conditions, that the Revolving
Credit Facility will be amended to reduce the minimum month end borrowing availability required in order to borrow under the Revolving Credit Facility to fund trailing liabilities to $2.5 million. However, there can be no assurance that the conditions precedent to the amendment of the Revolving Credit Facility will be met and that the Company will maintain the minimum month end borrowing availability in the future. Should Congress prohibit the payment of trailing liabilities after the expiration of the Limited Waiver, the Company would be forced to discontinue payment of trailing liabilities or commit a technical default. The Company currently has outstanding letters of credit in the amount of $7.4 million which generally serve as collateral for certain trailing liabilities included in the Condensed
Consolidated Balance Sheet. Should the Company discontinue the payment of trailing liabilities, beneficiaries of the letters of credit would have the ability to draw on the letters of credit. Draws on letters of credit constitute loans under the Revolving
Credit Facility. While other trailing liabilities are not secured by letters of credit, nonpayment of such trailing liabilities would likely have a material adverse effect on the Company.

     Investing Activities

During the first three months of 1996, the Company sold property, plant and equipment and other excess assets with proceeds totaling $0.5 million. Excess assets sale proceeds in the corresponding period of 1995 totaled $7.6 million. The Company made no capital expenditures during the first three months of 1996 compared to capital expenditures of $0.1 million during the first three months of 1995.

     Financing Activities

The Company had net repayments under the Revolving Credit
Facility of approximately $6.8 million during the three months ended March 31, 1996 and net borrowings of $5.0 million during the three months ended March 31, 1995.
Outstanding borrowings pursuant to the Revolving Credit
Facility totaled $26.5 million at March 31, 1996.

The Company repaid term debt pursuant to the former bank credit facility of approximately $4.7 million during the three months ended March 31, 1995. The majority of the term debt payments were funded from restricted cash balances at December 31, 1994.

The Company sold its former Fresno, California facility during the first quarter of 1995 and extinguished the outstanding principal balance of approximately $3.5 million of the Fresno mortgage with a portion of the proceeds. The Company's short-term notes payable related solely to the Company's Mexican subsidiary. The short-term notes payable were retired in January 1995.

     Non-Cash Transactions

In February 1996, the Company completed the sale of its former Kearny, New Jersey branch. Consideration consisted of $0.3 million in cash and a five-year interest bearing promissory note in the amount of $2.4 million. This sale resulted in no gain on disposition.

In February 1995, Jacksonville completed the sale of substantially all of its remaining real estate in three separate transactions. Proceeds from Jacksonville's sale of its properties were approximately $7.5 million consisting of cash of $1.6 million, an interest bearing promissory note from one of the purchasers in the principal amount of approximately $3.8 million and assumption of liabilities related to the properties of approximately $2.1 million.

     Management's Action Plan and Outlook

The ability of the Company to meet ongoing debt service requirements, including the scheduled May 1, 1996 interest payment on the Senior Notes, to meet cash funding requirements, including trailing liabilities, and to otherwise satisfy its obligations to its vendors and lenders from cash solely provided by operations has been adversely affected by the reduced retail market demand in the trailer industry and resultant lower than anticipated operating performance. The Company has not as yet made the required May 1, 1996 interest payment on the Senior
Notes. The Indenture provides for a 30-day grace period before such default constitutes an Event of Default. Upon the occurrence of an Event of Default, the holders of the Senior Notes have the right to declare the entire principal of the Senior Notes due and payable. In response to such liquidity constraints, the Company: (i) has implemented a working capital reduction program, (ii) is exploring potential alternatives to fund the payment of trailing liabilities with the financial assistance of a party potentially liable for certain of the Company's trailing liabilities and (iii) is exploring various alternatives designed to maximize the amount of borrowing availability that can be supported by the current asset base. The Company has also been exploring other alternatives to restructure the Company's capital structure, including, but not limited to, discussions with other trailer manufacturers as to possible consolidations or other potential strategic investments and the sale of non-strategic assets.

During the three months ended March 31, 1996, the Company reduced its investment in operating working capital
(defined as net receivables and net inventories less trade accounts payable) by approximately $13.3 million. This reduction in operating working capital was the result of
(i) focused efforts to improve days sales outstanding of trade receivables and inventory turns, (ii) the reduced production levels experienced during the first quarter of 1996 and (iii) an increase in days payables outstanding.
The increase in the days payables outstanding, however, has increased the level of trade accounts payable past normal terms and has affected material flow to the Company's operating locations. The Company has proposed to its suppliers that they agree to "standstill" with respect to past due accounts payable. The initial supplier response has been favorable, however, there can be no assurance that all suppliers will comply or for how long with the Company's proposed terms.

On April 19, 1996, the Company entered into the K-H Letter Agreement, pursuant to which, among other things, K-H agreed to purchase an initial $5.5 million interest, and agreed to purchase an additional $1.0 million interest upon successful completion of the Consent Solicitation, in the Revolving Credit Facility. As part of the K-H Letter Agreement, K-H received five-year warrants to purchase 2,000,000 shares of the Company's common stock for an exercise price of $2.50 per share. The initial funding was consummated on April 25, 1996 and resulted in an expansion of the Company's liquidity under its Revolving Credit Facility. As a result of the initial funding and other cash conservation measures, borrowing availability under the Revolving Credit Facility totaled approximately $13.8 million as of May 1, 1996. The K-H Letter Agreement contemplates, subject to successful completion of the Consent Solicitation, the incurrence of additional indebtedness subordinated to the indebtedness represented by the Senior Notes through future financing arrangements with K-H or one of its affiliates and the grant of by the Company of security interests subordinate to those of the holders of the Senior Notes to secure such arrangements. The purpose of any such arrangements would be to assist in resolving certain of the Company's trailing liabilities.
As part of the Funding, Congress agreed to waive its right to a portion of the proceeds of the Foreign Sale subject to certain conditions, including receipt of approval of the holders of the Senior Notes for an amendment to the Intercreditor Agreement described below.

In addition, the Company has entered into the Letter of Intent with a third party for the Foreign Sale for $20 million, subject to adjustment. The Foreign Sale would consist of (i) the Company's interest in Societe Europeene de Semi-Remorques, S.A., a French corporation, (ii) certain stock or other ownership interests owned by FIL, excluding Fruehauf de Mexico, S.A. de C.V., (iii) the
Company and FIL's interests in the trademark and technology license agreements currently operative outside
North America (including without limitation, all of the Company's and FIL's rights to any fees payable under any such existing agreements and any renewals thereof that may be made in the future), and (iv) all of the Company's interest in the trademark "Fruehauf" outside North
America. In addition, the Letter of Intent also contemplates a put-call arrangement between the Company and the proposed purchaser in the Foreign Sale involving the shares of Deutsche-Fruehauf Holding Corporation and/or related entities. The arrangement for such shares should generate between $1.0 million and $5.0 million of additional cash proceeds to the Company. Under the Revolving Credit Facility and the Indenture, the net cash proceeds of the Foreign Sale would generally be applied to certain reserves under the Revolving Credit Facility and to repurchase Senior Notes with the Company receiving a limited portion of the proceeds. As part of the Consent
Solicitation, the Company has proposed that the net cash proceeds from the Foreign Sale be applied as follows: (i) the May 1, 1996 interest payment (approximately $4.6 million) would be paid to the holders of the Senior Notes,
(ii) one-half of the remaining net cash proceeds would be deposited with the Trustee under the Indenture to be held in trust for the holders of the Senior Notes and used to make an asset sale offer to repurchase Senior Notes and
(iii) the remaining net cash proceeds would be paid to the Company for application to the Revolving Credit Facility but not applied to the Asset Sale Reserve or used to increase the Permanent Reserve under the Revolving Credit
Facility. These proceeds would thus increase the Company's borrowing availability under the Revolving
Credit Facility.

In connection with the proposed Foreign Sale and the execution of the K-H Letter Agreement, the Company and Congress entered the Limited Waiver, pursuant to which, among other things, Congress has waived the provisions of the Revolving Credit Facility to permit the Foreign Sale to occur. One of the conditions to the effectiveness of the Limited Waiver in relation to the Foreign Sale is that the Trustee under the Indenture enter into an amendment to the Intercreditor Agreement: (i) permitting the portion of the net cash proceeds of the Foreign Sale which are paid to Congress to be applied as set forth in the paragraph above, (ii) providing that any failure by Congress to apply or otherwise increase the Asset Sale
Reserve or the Permanent Reserve will not limit Congress's ability or right to apply future net cash proceeds from asset sales to the Asset Sale Reserve or Permanent
Reserve, and (iii) an amendment by Congress and the

Company to the Revolving Credit Facility permitting such application and such ability.

The Limited Waiver also contemplates an additional amendment to the Intercreditor Agreement pursuant to which the Asset Sale Reserve would be reduced to zero and the Permanent Reserve would be immediately increased by the amount of the Asset Sale Reserve, currently, $1.8 million, and the proceeds of any future asset sale - up to a maximum of $7.5 million would be applied to the Permanent
Reserve. Such an amendment also requires the consent of the holders of the Senior Notes.

In accordance with the terms of the Limited Waiver, the Company also anticipates that the Revolving Credit
Facility will be amended to add a new covenant pursuant to which the Company would agree to generate net cash proceeds of asset sales in an amount sufficient to cause the Permanent Reserve to be at least $6.0 million as of December 31, 1996, and $7.5 million as of March 31, 1997.
Simultaneously with such an amendment, Congress will waive all such past defaults of the covenant in the Revolving
Credit Facility regarding the payment of trailing liabilities and to amend such covenant to reduce the required month-end availability under the Revolving Credit
Facility for payment of trailing liabilities from $10.0 million to $2.5 million.

The Company mailed the Consent Solicitation Statement to the holders of the Senior Notes on May 3, 1996.
Discussions between the Company and the holders of the Senior Notes concerning the proposals set forth in the Consent Solicitation Statement are continuing.

There can be no assurance that the Foreign Sale will occur on the basis of the current proposed terms or any other terms satisfactory to the Company, nor can there be assurance that the holders of the Senior Notes will consent to the nonconforming use of the net cash proceeds of the Foreign Sale. However, should the Company complete the Foreign Sale substantially in the current proposed form and the holders of the Senior Notes consent in favor of the matters discussed above, the Company's near term liquidity would be enhanced which would give the Company a period of time to pursue a strategic transaction. The
Company has hired Oppenheimer & Co., Inc. to assist the Company in this process. If the foreign asset sale is not completed on a timely basis or if the holders of the Senior Notes do not consent to the proposals set forth in the Consent Solicitation Statement, the Company may not have sufficient liquidity both to make the May 1 interest payment on the Senior Notes and operate its business. In these circumstances, the Company (i) would not expect to make such interest payment and would, thus, be in default of its obligations under the Senior Notes, and (ii) may be forced to seek the protection of the bankruptcy laws.
Although it would be the intention of management of the Company to seek reorganization under chapter 11 of the Bankruptcy Code, there is no certainty that a successful reorganization would be achieved and therefore liquidation might occur.

STATUS OF MATERIAL CONTINGENCIES

     Litigation

In December 1992, a class action complaint was filed on behalf of all persons who purchased the Company's Common
Stock during the period June 28, 1991 through December 4,
1992 against the Company, Terex, certain of the Company's present and former officers and Directors, and certain of the underwriters of the IPO in the United States District
Court for the Eastern District of Michigan, Southern
Division, seeking unspecified compensatory and punitive damages. A related action against the Company's former auditors, Deloitte & Touche, was subsequently filed on behalf of the same persons, and the cases have been consolidated for some purposes.

Discussions held among the Company, on behalf of itself and certain of its present and former Directors and officers, Terex, the underwriter defendants, and the plaintiffs resulted in a settlement of the litigation as to all defendants other than Deloitte & Touche. Formal settlement documentation was approved by the District
Court on August 17, 1995. The settlement terms require the Company, as its share of the settlement, to (a) pay
$0.1 million in cash to a settlement fund, (b) issue a note or notes with a value of $3.3 million, and (c) issue warrants for the purchase of 325,000 shares of

Common Stock. To the extent such warrants do not have an agreed upon value at issuance of $0.9 million, the Company must issue additional notes in the amount of the difference. The Company paid $0.1 million into the settlement fund in the second quarter of 1995 and the Company is currently in the process of attempting to develop the specific terms of the notes and warrants. The
Company has experienced difficulties in negotiating terms acceptable to the Company. As such, there can be no assurance that the Company and the plaintiffs will reach an agreement with respect to the terms and conditions of the notes and warrants.

The Company is involved in other various legal proceedings which have arisen in the normal course of business. Most of these legal proceedings involve products liability or other various claims for which the Company is principally self-insured. In addition, certain of the Company's former maritime operations are one of a number of defendants in legal proceedings wherein the plaintiffs claim to have been damaged by exposure to asbestos fibers and silica dust. The Company has reviewed the products liability and other cases that have arisen in the normal course of the Company's business. The Company evaluates the possible impact of this litigation, including the uncertainties as to the timing of expenditures for settlements and/or bonding on appeal, on the Company in light of current circumstances. Although the Company has established reserves for loss contingencies based on available information, it is reasonably possible that such estimates will change in the near future and the Company is at risk of being obligated to pay substantial damages to claimants.

The Company had litigation reserves totalling $12.2 million at March 31, 1996. However, the Company's present liquidity situation may make settlements in one or more of these cases difficult. Existing or potential judgments against the Company in one or more of these cases could require expenditures of funds beyond the Company's available cash resources and could, depending on their size, result in the violation of certain covenants contained in the Revolving Credit Facility. In the event that judgments require the expenditure of funds beyond the Company's available resources or result in covenant violations that are not waived or otherwise cured, those judgments could have a material adverse effect on the Company. In the event that any litigation is settled by the issuance of additional equity securities, there may be an adverse effect on earnings per share. In December
1995, the Company reached a settlement of a product liability suit whereby the Company will be required, as part of the settlement, to issue 500,000 shares of Common
Stock during 1996.

     Environmental Matters

The Company has facilities at numerous geographic locations, which are subject to a range of federal, state and local environmental laws and regulations. Compliance with these laws has, and will, require expenditures on a continuing basis. The Company and/or Jacksonville has been identified as a "Potentially Responsible Party" at several multi-party Superfund sites, and has also identified environmental exposures at certain other sites not designated as Superfund sites. The Company and/or
Jacksonville is currently participating in administrative or court proceedings involving a number of sites. Many of the proceedings are at a preliminary stage, and the total costs of remediation, the timing and extent of remedial actions which may be required, and the amount of the Company's liability with respect to these sites cannot presently be estimated. When it is possible to make reasonable estimates of the Company's liability with respect to such matters, a provision is recorded. When it is possible to estimate a range of liability but management is unable to determine the amount within the range that is the best estimate, a provision is recorded for the minimum amount of the range. The Company's reserve for Superfund sites and other environmental contingencies totaled $12.8 million at March 31, 1996 relating to sites for which the Company has been able to make estimates. Based upon the many factors that impact the Company's ultimate costs of remediation, it is reasonably possible that such estimates will change in the near future. The amount of possible loss, if any, in excess of the amounts recorded cannot presently be estimated. If the amount of payments required with respect to these sites exceeds the Company's available cash resources, there could be a material adverse effect on the Company. Even if these liabilities do not otherwise impact the Company, incremental environmental reserve requirements, if any, in excess of current reserves could have a material adverse effect on results of a particular period.

     Other

In March 1994, the SEC initiated a formal investigation of the Company. The SEC investigated whether the Company violated certain aspects of the federal securities laws by filing annual and quarterly reports containing financial statements that did not comply with generally accepted accounting principles.

The Service is in the early stages of examination of the Company's federal income tax return for the period July
14, 1989 through December 31, 1989. The Company believes that most of the positions taken in the return are supportable based upon the underlying facts. However, should the Service propose any adjustments, the impact should be substantially mitigated as the Company has significant net operating loss carrybacks and carryforwards available. In the event that any proposed adjustments would require expenditure of funds beyond the Company's available cash resources, those adjustments could have a material adverse effect on the Company.

           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Not applicable.


Item 3 - Defaults Upon Senior Securities

The Revolving Credit Facility imposes certain limitations on the Company's ability to fund trailing liabilities with borrowings under the Revolving Credit Facility. The
Company is required to measure its borrowing availability each month end. In order to borrow under the Revolving
Credit Facility to fund trailing liabilities the following month, the Company is required to maintain a minimum borrowing availability of $10.0 million the previous month end. As a result of the lower than anticipated operating performance, borrowing availability at March 31, 1996 was less than the required minimum of $10.0 million. While
Congress has continued to fund trailing liabilities as of this date, the payment of trailing liabilities constitutes an event of default under the Revolving Credit Facility.
Congress has granted the Limited Waiver whereby, among other things, the lender has waived any noncompliance through August 31, 1996 and continues to lend to the Company subject to standard borrowing availability provisions. The provisions of the Limited Waiver provide, subject to the satisfaction of certain conditions, that the Revolving Credit Facility will be amended to reduce the minimum month end borrowing availability required in order to borrow under the Revolving Credit Facility to fund trailing liabilities to $2.5 million. However, there can be no assurance that the conditions precedent to the amendment of the Revolving Credit Facility will be met and that the Company will maintain the minimum month end borrowing availability in the future. However, the Company will be required to meet the minimum month end borrowing availability after the expiration of the limited waiver unless additional waivers are obtained. There can be no assurance that the Company will maintain the minimum month end borrowing availability in the future.

Interest on the Company's Senior Notes is payable semiannually on May 1 and November 1 on each year. The Company has not as yet made the required May 1, 1996 interest payment. The Indenture provides for a 30-day grace period before such default constitutes an Event of Default (as defined in the Indenture). Upon the occurrence of an Event of Default, the holders of the Senior Notes have the right to declare the entire principal of the Senior Notes due and payable. For further discussion, see Note F - "Management's Action Plan and Outlook" in the Condensed Consolidated Financial Statements and Item 2 - "Management's Discussion and
Analysis of Financial Condition and Results of Operations
- - -- Liquidity and Capital Resources -- Management's Action
Plan and Outlook."

Item 6 - Exhibits and Reports on Form 8-K

(a) The following exhibits have been filed as part of this Form 10-Q:


Exhibit
  No.                        Exhibit
- - -----    -----------------------------------------------

4.33      Fourth Amendment, dated as of April 19, 1996, to
           Accounts Financing Agreement [Security
           Agreement], dated August 20, 1993, between
           Congress Financial Corporation (Central) and
           Fruehauf Trailer Corporation

4.34     Limited Waiver, dated as of April 19, 1996, by
           and between Fruehauf Trailer Corporation and Congress Financial Corporation (Central)

4.35      Working Capital Term Note, dated as of April 19,
           1996, payable to the order of Congress
           Financial Corporation (Central), in the
           principal amount of $5,500,000, due May 1,
           1997

4.36      Note Purchase and Assignment Agreement, dated as
           of April 19, 1996, by and between Congress
           Financial Corporation (Central) and K-H
           Corporation

4.37     Subordination Agreement, dated as of April 25,
           1996, by and between K-H Corporation and Congress Financial Corporation (Central)

4.38     Warrant Agreement, dated as of April 25, 1996,
           by and between Fruehauf Trailer Corporation and K-H Corporation

4.39      Warrant Certificate to purchase 2,000,000 shares
           of Common Stock issued by Fruehauf Trailer
           Corporation to K-H Corporation

10.18    Letter Agreement, dated as of April 19, 1996, by
           and between K-H Corporation and Fruehauf
           Trailer Corporation

10.19    Indemnification Agreement, dated as of April 25,
           1996, by and between Fruehauf Trailer
           Corporation and K-H Corporation

10.20    Release Agreement, dated as of April 25, 1996,
           by and between Fruehauf Trailer Corporation, Fruehauf International Limited, Fruehauf
           Corporation, M.J. Holdings, Inc., The Mercer
           Co., Deutsche-Fruehauf Holding Corporation,
           Fruehauf Holdings Corp., FGR, Inc.,
           Jacksonville Shipyards, Inc., E.L. Devices,
           Inc., Maryland Shipbuilding and Drydock
            Company and K-H Corporation

11        Computation of Earnings (Loss) per Share

27        Financial Data Schedule


(b)  Reports on Form 8-K
     -------------------

     On April 18, 1996, the Company filed a Current Report on Form 8-K under Item 5 regarding the status of increased borrowing availability, the potential sale of foreign assets and an operations update.

                SIGNATURES
                ----------


Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            FRUEHAUF TRAILER CORPORATION
                            ----------------------------
                                     (Registrant)


Date:  May 15, 1996         /s/ Timothy J. Wiggins
                            ----------------------------
                            Timothy J. Wiggins
                            Executive Vice President and
                            Chief Financial Officer (Duly
                            Authorized Officer)


Date:  May 15, 1996         /s/ Gregory G. Fehr
                            ----------------------------
                            Gregory G. Fehr
                            Corporate Controller
                            (Principal Accounting
                             Officer)