Form 10-Q
period 1996-06-30
FRUEHAUF TRAILER CORP
filed 1996-08-14
CIK 874268

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, DC 20549

                         FORM 1O-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


             For the Quarter Ended June 30, 1996

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
Number of outstanding shares of common stock: 39,212,454 as of August 14, 1996.

                               INDEX

           FRUEHAUF TRAILER CORPORATION AND SUBSIDIARIES


PART I  -  FINANCIAL INFORMATION                     Page No.
           ---------------------                     --------


Item 1 Condensed Financial Statements

       Condensed Consolidated Statement of Operations -
           Three months and six months ended
           June 30, 1996 and 1995 . . . . . . . . . .    3

       Condensed Consolidated Balance Sheet -
           June 30, 1996 and December 31, 1995. . . .    4

       Condensed Consolidated Statement of Cash Flows -
           Six months ended June 30, 1996 and 1995. .    6

       Notes to Condensed Consolidated Financial
           Statements . . . . . . . . . . . . . . . .    7

Item 2 Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations . . . . . . . . . . . . . . . .   16



PART II  - OTHER INFORMATION

Item 1   Legal Proceedings. . . . . . . . . . . . . .   31

Item 3   Defaults Upon Senior Securities. . . . . . .   31

Item 6   Exhibits and Reports on Form 8-K . . . . . .   32


SIGNATURES . . . . . . . . . . . . . . . . . . . . .    34

           PART I - FINANCIAL INFORMATION

     FRUEHAUF TRAILER CORPORATION AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
 (in thousands, except per share amounts, unaudited)

                                    Three Months                 Six Months
                                   Ended June 30,              Ended June 30,
                                ------------------           -----------------
                                1996          1995           1996         1995
                               ------        ------         ------       ------
Net sales. . . . . . . . . .  $67,458       $109,695       $157,764    $221,397
Cost of goods sold . . . . .   61,165         94,896        140,766     192,406
                              -------       --------       --------    --------
  Gross margin . . . . . . .    6,293         14,799         16,998      28,991

Engineering, selling and
  administrative expenses . .  11,432         13,369         23,747      26,210
Royalty income . . . . . . .     (273)          (771)          (964)     (1,233)
Nonrecurring gain. . . . . .       --             --         (3,000)         --
Restructuring credit . . . .       --         (2,970)            --      (2,970)
                               -------       --------       --------    --------
  Income (loss) from
     operations. . . . . . .   (4,866)          5,171         (2,785)     6,984

Other income (expense):
  Interest expense . . . . .   (3,360)         (3,849)        (7,211)    (7,203)
  Equity in net income of
    affiliate companies. . .       --             853             --      1,718
  Gain on sale of excess
    assets. . . . . . . . .    14,014             715          14,051      1,638
  Impairment in value of
    promissory note . . . .        --              --         (2,143)        --
  Other income (expense)-net       42              24           (268)       141
                               -------       --------       --------    --------
  Income before income taxes     5,830          2,914          1,644      3,278

Provision for income taxes          92            165            213        270
                               -------       --------       --------    --------
Income before
   extraordinary items. . .      5,738          2,749          1,431      3,008
Extraordinary items:
    Gain on satisfaction of
      payable to Terex
      Corporation  . . . .          --          1,156             --      1,156
    Loss on early
      extinguishment
      of debt . . . . . . .         --         (1,216)            --     (1,216)
                               -------       --------       --------    -------
  Net income . . . . . . .     $ 5,738        $ 2,689        $ 1,431    $ 2,948
                               =======       ========       ========    =======

Primary and fully diluted
 earnings per share:
   Income before
    extraordinary items .        $ .15          $ .07          $ .04      $ .09
   Gain on satisfaction
    of payable to
    Terex Corporation. .            --            .03             --        .03
   Loss on early
    extinguishment of debt          --           (.03)            --       (.03)
                                  -----         ------         ------     ------
   Primary and fully
    diluted earnings
    per share. . . . .            $ .15         $ .07          $ .04      $ .09
                                  =====         =====          =====      =====

Dividends per share. . . .        $  --         $  --          $  --      $  --
                                  =====         =====          =====      =====

Weighted average common
  and common equivalent
  shares outstanding
  (See Exhibit 11). . . .        39,212         37,055        39,212     34,250
                                 ======         ======        ======     ======


    The accompanying notes are
 an integral part of these statements.

          FRUEHAUF TRAILER CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET
                          (in thousands)

                                          June 30,         December 31,
                                            1996               1995
                                        -----------        ------------
                                        (unaudited)
ASSETS

Current assets
 Cash and cash equivalents . . . . .     $  2,574           $  3,804
 Net receivables . . . . . . . . . .       25,837             38,589
 Net inventories (See Note B). . . .       32,130             55,162
 Other current assets. . . . . . . .        1,657                841
                                         --------           --------
     Total current assets. . . . . .       62,198             98,396

Restricted cash. . . . . . . . . . .       10,464              1,427
Prepaid pension cost . . . . . . . .       12,104             11,757
Investments in affiliate
   companies (See Note D). . . . . .           --              3,441
Assets held for sale . . . . . . . .        4,030              6,986
Unamortized deferred debt
   issuance costs . . . . . . . . .         6,173              6,232
Other assets . . . . . . . . . . . .        7,694              7,255

Property, plant and equipment
 Property, plant and equipment . . .       31,521             32,906
 Less - accumulated depreciation . .      (12,320)           (11,887)
                                          -------            -------
   Net property, plant and equipment       19,201             21,019

     Total assets. . . . . . . . . .     $121,864           $156,513
                                         ========           ========


  The accompanying notes are an
 integral part of these statements.

        FRUEHAUF TRAILER CORPORATION AND SUBSIDIARIES
       CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                       (in thousands)

                                                 June 30,      December 31,
                                                   1996            1995
                                               -----------     ------------
                                               (unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
 Trade accounts payable. . . . . . . . . .       $ 36,702        $ 51,703
 Accrued compensation and benefits . . . .          6,745           7,835
 Accrued warranties and products liability          6,604           6,876
 Other current liabilities . . . . . . . .         20,693          19,762
 Current portion of long-term
    debt (See Note C). . . . . . . . . . .         82,157          33,592
                                                 --------        --------
     Total current liabilities . . . . . .        152,901         119,768


Long-term debt, less current
    portion (See Note C). . . . . . . . .             169          67,374
Postretirement benefits. . . . . . . . . .         33,776          34,353
Other long-term liabilities. . . . . . . .         34,400          36,041

Contingencies and litigation (See Note E)

Stockholders' deficit
 Common Stock $0.01 par value-authorized
    60,000 shares; issued and outstanding
    39,212 shares . . . . . . . . . . . . .           392             392
 Additional paid-in capital. . . . . . . .        130,244         130,244
 Common Stock Purchase Warrants  . . . . .          9,102           8,892
 Accumulated deficit . . . . . . . . . . .       (238,804)       (240,235)
 Foreign currency translation adjustment . .         (316)           (316)
                                                 --------        --------
     Total stockholders' deficit . . . . .        (99,382)       (101,023)
                                                 --------        --------
Total liabilities and stockholders'
     deficit. . . . . . . . . . . . . . .        $121,864        $156,513
                                                 ========        ========


    The accompanying notes are an
  integral part of these statements.

    FRUEHAUF TRAILER CORPORATION AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               (in thousands, unaudited)

                                                     Six Months Ended
                                                         June 30,
                                                   --------------------
                                                    1996          1995
                                                   ------        ------
Operating Activities:
Net income (loss)  . . . . . . . . . . . .       $  1,431      $  2,948
Adjustments to reconcile net income
   to net cash from (used in) operating
   activities:
 Depreciation. . . . . . . . . . . . . . .            830           804
 Amortization of deferred debt issuance costs.        669           366
 Unremitted earnings from affiliate companies.         --        (1,718)
 Gain on sale of excess assets . . . . . . . .    (14,051)       (1,638)
 Non-cash restructuring credit . . . . . . . .         --        (2,970)
 Impairment in value of promissory note. . . .      2,143            --
 Extraordinary gain on satisfaction of
   payable to Terex Corporation . . . . . . . .        --        (1,156)
 Extraordinary loss on early extinguishment
   of debt. . . . . . . . . . . . . . . . . . .        --         1,216
 Increase (decrease) in cash due to changes
   in operating assets and liabilities:
       Net receivables . . . . . . . . . . . .     12,208        (7,971)
       Net inventories . . . . . . . . . . . .     23,032        (3,982)
       Trade accounts payable. . . . . . . . .    (15,507)          111
       Other assets and liabilities. . . . . .     (3,907)      (14,725)
                                                  -------       -------
Net cash from (used in) operating activities. .     6,848       (28,715)

Investing Activities:
  Capital expenditures . . . . . . . . . . . .       (231)         (878)
  Proceeds from sale of excess assets. . . . .     20,414         9,500
  Decrease (increase) in restricted cash . . .     (9,037)        4,883
                                                  -------       -------
Net cash from investing activities. . . . . . .    11,146        13,505

Financing Activities:
  Net increase (decrease) in Revolving Credit
    Facility borrowings. . . . . . . . . . . .    (25,254)        5,810
  Issuance of Working Capital Term Note. . . .      6,500            --
  Net repayments under notes payable . . . . .         --           (77)
  Principal repayments of long-term debt . . .       (147)       (9,013)
  Proceeds from issuance of Common Stock . . .         --        20,666
  Issuance of Senior Notes . . . . . . . . . .         --        66,617
  Extinguishment of former bank credit facility.       --       (66,617)
  Debt issuance costs  . . . . . . . . . . . .       (323)       (4,403)
                                                  -------       -------
Net cash from (used in) financing activities .    (19,224)       12,983
                                                  -------       -------
Net decrease in cash and cash equivalents. . .     (1,230)       (2,227)

Cash and cash equivalents at beginning
   of period . . . . . . . . . . . . . . . . .      3,804         7,789
                                                 --------      --------
Cash and cash equivalents at end of period . .   $  2,574      $  5,562
                                                 ========      ========

   The accompanying notes are an
 integral part of these statements.

   FRUEHAUF TRAILER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (dollars in thousands, unless otherwise denoted)

                  June 30, 1996

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Fruehauf Trailer Corporation and Subsidiaries ("Fruehauf" or the "Company") as of June 30,
1996 and for the three and six months ended June
30, 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying consolidated balance sheet as of December 31, 1995 has been derived from the audited consolidated financial statements as of that date. Certain prior year amounts have been conformed to the current year presentation.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been made.
Such adjustments consist only of those of a normal recurring nature, other than those adjustments discussed in Note D. Operating results for the three and six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 ("1995
10-K").


NOTE B - INVENTORIES

Inventories consist of the following:

                                            June 30,    December 31,
                                              1996          1995
                                            --------    ------------

  New trailers. . . . . . . . . . . . .      $10,791      $19,324
  Used trailers . . . . . . . . . . . .        2,320        4,288
  Finished parts. . . . . . . . . . . .        9,105       14,923
  Work-in-process and raw materials . .       13,213       19,926
                                             -------      -------
         Gross inventories. . . . . . .       35,429       58,461
  FIFO inventory value over LIFO costs.       (3,299)      (3,299)
                                             -------      -------
         Net inventories. . . . . . . .      $32,130      $55,162
                                             =======      =======

NOTE C - LONG-TERM DEBT

Long-term debt consisted of the following at:

                                                            June 30,   December 31,
                                                              1996         1995
                                                            --------   ------------
Senior Notes bearing interest at 14.75% due April 2002
  (net of unamortized debt discount of $3,908 at
   June 30, 1996 and $4,094 at December 31, 1995) . . . .   $ 58,666     $ 58,480
Revolving Credit Facility bearing interest at prime
  (8.25% at June 30, 1996) plus 2.5%, due May 1997. . . .      8,089       33,343
Working Capital Term Note bearing interest at prime
  (8.25% at June 30, 1996) plus 2.5%, due May 1997
  (net of unamortized debt discount of $175 at
   June 30, 1996) . . . . . . . . . . . . . . . . . . . .      6,325           --
Subordinated Revolving Note bearing interest at prime
  (8.25% at June 30, 1996) plus 2.5%, due the later
   of December 1, 1999 or 15 days after the full
   redemption of the Senior Notes  . . . . . . . . . . . .        --           --
Warrant Notes bearing interest at 15% due October 1998. .      8,692        8,692
Other . . . . . . . . . . . . . . . . . . . . . . . . . .        554          451
                                                            --------     --------
   Total long-term debt. . . . . . . . . . . . . . . . .      82,326      100,966
Less:  Current portion of long-term debt . . . . . . . .     (82,157)     (33,592)
                                                            --------     --------
   Long-term debt, less current portion . . . . . . . . .   $    169     $ 67,374
                                                            ========     ========

Balance Sheet Classification at June 30, 1996

The Company's revolving credit facility (the "Revolving
Credit Facility") and Working Capital Term Note (as hereinafter defined) mature on May 1, 1997. While it is the Company's intent to either (i) seek lender consent to extend the maturity of the Revolving Credit Facility and the Working Capital Term Note or (ii) refinance such borrowings, there can be no assurance that the Company will be able to refinance the borrowings beyond the May
1, 1997 maturity date.  Accordingly, the Revolving Credit
Facility and Working Capital Term Note have been classified as current in the Condensed Consolidated
Balance Sheet at June 30, 1996. In addition, the Company had received and was operating under a limited waiver through August 31, 1996 from its Revolving Credit
Facility lender, Congress Financial Corporation (Central)
("Congress"), regarding certain noncompliance with covenants relating to the payment of trailing liabilities with advances under the Revolving Credit Facility. In connection with the recent amendment to the Revolving
Credit Facility on June 21, 1996, Congress extended a forbearance to the Company, subject to the payment of a forbearance fee, in lieu of the limited waiver with respect to the same matters. See further discussion in Note F - "Management's Action Plan and Outlook".

Interest on the Company's unsecured promissory notes due
October 1998 (the "Warrant Notes") is payable semiannually on June 30 and December 31. The Company has not yet made the required June 30, 1996 interest payment. Pursuant to the terms of a subordination agreement between the holders of the Warrant Notes, the Revolving Credit Facility lenders and the trustee (the
"Trustee") under the indenture (the "Indenture") governing the issuance of the Company's senior secured notes (the "Senior Notes"), the holders of the Warrant
Notes are prohibited from exercising their remedies, including acceleration of the principal balance of the Warrant Notes for a period of 180 days. However, the holders of the Warrant Notes have indicated to the Company their intent to accelerate the Warrant Notes for purposes of commencing the 180 day standstill provisions.
At the current time, there can be no assurance that the Company will be able to make the required interest payment prior to the expiration of the standstill period.
Accordingly, the Warrant Notes have been classified as current in the Condensed Consolidated Balance Sheet at June 30, 1996.

Acceleration by the holders of the Warrant Notes would constitute an event of default under the Indenture. As such, the Senior Notes may be callable by the holders of the Senior Notes within one year of the balance sheet date. Accordingly, the Company has presented the Senior
Notes as current in the Condensed Consolidated
Balance Sheet at June 30, 1996.

Interest on the Company's Senior Notes is payable semiannually on May 1 and November 1 on each year. The
Company did not make the required May 1, 1996 interest payment within the 30 day grace period, which resulted in an event of default under the Indenture. However, the Company made the required interest payment on June
21, 1996.  See further discussion in Note F -
"Management's Action Plan and Outlook".

     Offer to Repurchase Senior Notes

Pursuant to the terms of the Indenture, the Company commenced an offer dated June 28, 1996 to repurchase
Senior Notes with an aggregate principal balance, plus accrued interest, of approximately $8.1 million
(consisting of approximately $7.5 million of remaining
Foreign Sale (as defined below) proceeds and approximately $0.6 million on deposit with the Trustee from previous asset sales). The offer to repurchase
Senior Notes was fully subscribed. Accordingly, the Company repurchased Senior Notes with an aggregate principal balance of $8.1 million on August 5, 1996.
After giving effect to the repurchase, Senior Notes with an aggregate principal balance of $54.5 million remained outstanding.


NOTE D - MATERIAL NONRECURRING ADJUSTMENTS

On February 10, 1995, Jacksonville Shipyards, Inc., a wholly-owned subsidiary of the Company ("Jacksonville"), completed the sale of substantially all of its remaining real estate in three separate transactions. With respect to one purchaser, the proceeds from the sale of Jacksonville's properties consisted of an interest bearing promissory note secured by a mortgage on the underlying property and assumption of liabilities related to the property. The purchaser has defaulted on payments of principal and interest on the promissory note. In an effort to realize value from the promissory note, Jacksonville has sought a buyer of the promissory note and related mortgage interest. After extensive discussions with a prospective buyer of the promissory note, the discussions were terminated due to certain issues unrelated to the proposed economic terms. As a result of the termination of such discussions, on May 8, 1996 Jacksonville initiated a foreclosure proceeding on the real property securing the promissory note. Such discussions, however, including the proposed economic terms, indicated that the entire carrying amount of the promissory note may not be recoverable. As such, Jacksonville recorded a non-cash impairment write-down of approximately $2.1 million in the first quarter of 1996 to reflect the diminution in value of the promissory note and underlying real property. More recently, Jacksonville has entered into a Note and Mortgage purchase agreement whereby Jacksonville will sell the note and underlying mortgage for $2.6 million in cash and assumption of liabilities of approximately $0.1 million.
Jacksonville expects to close the sale in the fourth quarter of 1996.

The Company completed the sale of certain of the Company's foreign assets (the "Foreign Sale") on June 21,
1996. Proceeds to the Company, net of transaction costs and $1.0 million held in escrow, totaled approximately
$18.3 million. The assets sold in the Foreign Sale consisted of the Company's interest in (i) capital stock of certain foreign trailer manufacturers, including
Societe Europeene de Semi-Remorques, S.A. ("SESR"),
Nippon Fruehauf Company, Ltd. ("Nippon Fruehauf") and
Henred Fruehauf (Pty) Ltd. ("Henred Fruehauf") (such stock interests excluded Fruehauf de Mexico, S.A. de
C.V.), (ii) certain trademark and technology license agreements currently operative outside North America
(including without limitation, all rights to any fees payable under any such existing agreements and any renewals thereof that may be made in the future), (iii) the trademark "Fruehauf" outside North America and (iv) certain excess machinery and equipment and the rights to collect certain export trade receivables. The Company recognized a gain of approximately $14.0 million related to the Foreign Sale. As a result of the Foreign Sale, the Company will no longer generate income from equity affiliates, dividend income or royalty income.

The Company recognized a gain of $3.0 million in the first quarter of 1996 in connection with the settlement of litigation.


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

Discussions held among the Company, on behalf of itself and certain of its present and former Directors and officers, Terex, the underwriter defendants, and the plaintiffs resulted in a settlement of the litigation as to all defendants other than Deloitte & Touche. Formal settlement documentation was approved by the District
Court on August 17, 1995. The settlement terms require the Company, as its share of the settlement, to (a) pay $0.1 million in cash to a settlement fund, (b) issue a note or notes in the amount of $3.3 million, and (c) issue warrants for the purchase of 325,000 shares of Common Stock. To the extent that the warrants do not have an agreed upon value of $0.9 million, the Company must issue additional notes in the amount of the difference. The Company paid $0.1 million into the settlement fund in the second quarter of 1995 and the Company is currently in the process of attempting to develop the specific terms of the notes and warrants.
The Company has experienced difficulties in negotiating terms acceptable to the Company. As such, there can be no assurance that the Company and the plaintiffs will reach an agreement with respect to the terms and conditions of the notes and warrants.

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

The Company had litigation reserves totaling $12.5 million at June 30, 1996. However, the Company's present liquidity situation may make settlements in one or more of these cases difficult. Existing or potential judgments against the Company in one or more of these cases could require expenditures of funds beyond the Company's available cash resources and could, depending on their size, result in the violation of certain covenants contained in the Revolving Credit Facility and the Indenture. In the event that judgments require the expenditure of funds beyond the Company's available resources or result in covenant violations that are not waived or otherwise cured, those judgments could have a material adverse impact on the Company. In the event that any litigation is settled by the issuance of additional equity securities, there may be an adverse effect on earnings per share. In December 1995, the Company reached a settlement of a product liability suit whereby the Company will be required, as part of the settlement, to issue 500,000 shares of common stock during 1996.

The Company settled its previously announced litigation against Deloitte & Touche on April 24, 1996, which settlement by its terms is confidential.

     Environmental Matters

The Company has facilities at numerous geographic locations which are subject to a range of federal, state and local environmental laws and regulations. Compliance with these laws has, and will, require expenditures on a continuing basis. The Company and/or Jacksonville has been identified as a "Potentially Responsible Party" at several multi-party Superfund sites, and has also identified environmental exposures at certain other sites not designated as Superfund sites. The Company and/or
Jacksonville is currently participating in administrative or court proceedings involving a number of sites. Many of the proceedings are at a preliminary stage, and the total costs of remediation, the timing and extent of remedial actions which may be required, and the amount of the Company's liability with respect to these sites cannot presently be estimated. When it is possible to make reasonable estimates of the Company's liability with respect to such matters, a provision is recorded. When it is possible to estimate a range of liability but management is unable to determine the amount within the range that is the best estimate, a provision is recorded for the minimum amount of the range. The Company's reserve for Superfund sites and other environmental contingencies totaled $11.9 million at June 30, 1996 at the sites for which the Company has been able to make estimates. Based upon the many factors that impact the Company's ultimate costs of remediation, it is reasonably possible that such estimates will change in the near future. The amount of possible loss, if any, in excess of the amounts recorded cannot presently be estimated.
If the amount of payments required with respect to these sites exceed the Company's available cash resources, there could be a material adverse effect on the Company.
Even if these liabilities do not otherwise impact the Company, incremental environmental reserve requirements, if any, in excess of current reserves could have a material adverse effect on results of a particular period.

     Other

The Company is party to a lease with respect to a former manufacturing plant in Fort Worth, Texas (the "Fort
Worth Lease"). The Fort Worth Lease expires pursuant to its terms in October 1996. The landlord recently notified the Company of its belief that the Company is in default of the Fort Worth Lease with respect to certain covenants relating to the maintenance of the leased property. The landlord has indicated its desire that the Company perform certain repair and maintenance to the facility which the landlord estimates the cost of such repair at approximately $1.7 million. The Company intends to vigorously defend itself in this matter. The actual amount of any liability or the extent that the Company may be liable cannot be determined at this time.
As such, the Company has not recorded a reserve related to such contingency.

In March 1994, the SEC initiated a formal investigation of the Company. This investigation followed an informal inquiry by the SEC that had existed for some period of time. The SEC is investigated whether the Company violated certain aspects of the federal securities laws by filing annual and quarterly reports containing financial statements that did not comply with generally accepted accounting principles. The Company and certain former officers of the Company, without admitting or denying any findings of the SEC, made an offer of settlement, which, if accepted by the SEC, would result in the entry of an order that the Company and such former officers cease and desist from committing or causing any violations of federal securities laws.

The Internal Revenue Service (the "Service") had been in the early stages of examination of the Company's federal income tax return for the period July 14, 1989 through December 31, 1989. The Service notified the Company of its intent to discontinue the examination of the 1989 federal tax return and issue a no-change letter resulting in no adjustment to the Company's tax return as filed.

The United States Department of Labor ("DOL") has alleged that the Company's former Chairman, Randolph W. Lenz;
Terex Corporation, the Company's former parent; and the Company violated certain provisions of the Employee
Retirement Income Security Act of 1974. The Company understands that the DOL has not brought suit at this time; however, the DOL has set forth its settlement requirements in this matter. Such proposed settlement would require Lenz to enter into a Consent Judgment where
Lenz would be required to pay a sum estimated to be in excess of $2.8 million to the Terex Corporation Master
Retirement Plan Trust and that Lenz enable the Master
Trust to reverse its acquisition of another asset by selling it to Lenz. The Company currently does not believe that the allegations made by the DOL will have a material adverse impact on the Company.


NOTE F - MANAGEMENT'S ACTION PLAN AND OUTLOOK

The ability of the Company to meet ongoing debt service requirements, to meet cash funding requirements, including trailing liabilities, and to otherwise satisfy its obligations to its vendors and lenders from cash solely provided by operations has been adversely affected by the reduced retail market demand in the trailer industry and resultant lower than anticipated operating performance. In response to such liquidity constraints, the Company: (i) has significantly reduced its investment in working capital, (ii) has increased the borrowing capacity under its Revolving Credit Facility,
(iii) has entered into a loan agreement to provide for assistance in the funding of the payment of trailing liabilities with the financial assistance of a party potentially liable for certain of the Company's trailing liabilities and (iv) received the consent of the holders of the Senior Notes to a noncomforming split of the Foreign Sale proceeds, a portion of which will be used for operating capital purposes.

During the six months ended June 30, 1996, the Company reduced its investment in operating working capital
(defined as net receivables and net inventories less trade accounts payable) by approximately $19.7 million.
This reduction in operating working capital was the result of (i) focused efforts to improve days sales outstanding of trade receivables and inventory turns,
(ii) the reduced production levels experienced during the first half of 1996 and (iii) an increase in days payables outstanding. The increase in the days payables outstanding, however, has increased the level of trade accounts payable past normal terms and has affected material flow to the Company's operating locations. A substantial number of the Company's trade vendors have placed the Company on "cash-in-advance" or "cash-on-delivery" terms for new shipments of goods. The
Company has proposed to its suppliers that they agree to "standstill" with respect to past due accounts payable.
The initial supplier response has been favorable, however, there can be no assurance that all suppliers will comply or for how long with the Company's proposed terms.

On April 19, 1996, the Company entered into a letter agreement (the "K-H Letter Agreement") with K-H
Corporation, a Delaware Corporation ("K-H"), pursuant to which, among other things, K-H agreed to purchase an initial $5.5 million interest, and agreed to purchase an additional $1.0 million interest upon successful completion of the Consent Solicitation (as hereinafter defined), in the Revolving Credit Facility (the aggregate $6.5 million collectively referred to as the "Working Capital Term Note"). As part of the K-H
Letter Agreement, K-H received five-year warrants to purchase 2,000,000 shares of the Company's common stock for an exercise price of $2.50 per share. The fair value of the K-H warrant (the "K-H Warrant"), as determined by an independent valuation firm, was $0.2 million. Such amount allocable to the K-H Warrant was recorded as "Common Stock Purchase Warrants" in the stockholders' deficit section with a corresponding amount recorded as debt discount. The initial funding of $5.5 million of the Working Capital Term Note was consummated on April 25, 1996 and the additional funding of $1.0 million of the Working Capital Term Note was consummated on June 21, 1996, resulting in a $6.5 million expansion of the Company's liquidity under its Revolving Credit
Facility. The K-H Letter Agreement also contemplated, subject to successful completion of the Consent
Solicitation, the incurrence of additional indebtedness subordinated to the indebtedness represented by the Senior Notes through future financing arrangements with K-H or one of its affiliates and the grant by the Company of security interests subordinate to those of the holders of the Senior Notes to secure such arrangements. On June
21, 1996, the Company and K-H entered into a loan agreement (the "Subordinated Revolving Note"), whereby
K-H has agreed to lend at least $3.5 million to the Company and K-H may, in its sole discretion, lend additional amounts to be used to resolve trailing liabilities for which it may have contingent liability.
Pursuant to this commitment, K-H will determine which trailing liabilities will be paid with the proceeds of the loans. These loans bear interest at prime plus 2.5% and are secured by a lien on collateral subordinate to the security interests of Congress and the Trustee and Collateral Agent under the Indenture and such loans will be fully subordinate to the indebtedness of the Company to Congress and the indebtedness represented by the Senior Notes. Interest is payable monthly and the Subordinated Revolving Note matures the later of December
1, 1999 or 15 days after the full redemption of the Senior Notes. There were no advances under the Subordinated Revolving Note as of June 30, 1996.

During the second quarter of 1996, the Company mailed a consent solicitation statement (the "Consent Solicitation
Statement") to the holders of the Senior Notes seeking consent to, among other things, a nonconforming split of the Foreign Sale proceeds (the "Consent Solicitation").
Pursuant to the terms of the Consent Solicitation, the Company, the holders of the Senior Notes and Congress agreed to apply the proceeds of the Foreign Sale as follows: (i) the interest payment on the Senior Notes scheduled for May 1, 1996 in the amount of approximately
$4.6 million was deposited with the trustee (the
"Trustee") to be paid to the holders, (ii) approximately
$0.2 million was deposited with the Trustee to be used to pay a consent fee equal to .25% of the outstanding principal amount of the Senior Notes to the holders of the Senior Notes, (iii) $6.0 million of the proceeds were paid to Congress for application to the Revolving Credit
Facility (and available for reborrowing by the Company in accordance with the terms of the Revolving Credit
Facility), (iv) amounts totaling approximately $1.0 million held in escrow related to the Foreign Sale would be paid either to Congress (if and to the extent there are any Congress obligations outstanding on the date of release) for application to the Congress obligations and application to a reserve under the Revolving Credit
Facility, which would not be available to the Company for re-borrowing, or to the Trustee and used to make an asset sale offer, and (v) the balance of all other net cash proceeds generated from the Foreign Sale (including proceeds, if any, received upon the sale of certain property located in Germany) and up to $0.1 million held in escrow related to the Foreign Sale were deposited with the Trustee to be held in trust for the benefit of the holders of the Senior Notes and used to make an asset sale offer. Pursuant to the terms of the Indenture, the Company commenced an offer dated June 28, 1996 to repurchase Senior Notes with an aggregate principal balance, plus accrued interest, of approximately $8.1 million (consisting of approximately $7.5 million of remaining Foreign Sale proceeds and approximately $0.6 million on deposit with the Trustee from previous asset sales). The offer to repurchase Senior Notes was fully subscribed. Accordingly, the Company repurchased Senior
Notes with an aggregate principal balance of $8.1 million on August 5, 1996. The Company will be required to write off approximately $1.2 million during the third quarter of 1996, representing a proportionate share of the remaining unamortized deferred debt issuance costs and debt discount.

In connection with the Foreign Sale, the Company and Congress entered into an Amendment to the Revolving
Credit Facility, pursuant to which, among other things, Congress has waived the provisions of the Revolving
Credit Facility to permit the Foreign Sale to occur as set forth above. In addition, Congress and the Trustee under the Indenture entered into an amendment to the intercreditor agreement by and among Congress and the Trustee (the "Intercreditor Agreement"): (i) permitting the portion of the net cash proceeds of the Foreign Sale which are paid to Congress to be applied as set forth in the paragraph above, (ii) providing that any failure by Congress to apply or otherwise increase the asset sale reserve (the "Asset Sale Reserve") or the permanent reserve (the "Permanent Reserve') will not limit
Congress's ability or right to apply future net cash proceeds from asset sales to the Asset Sale Reserve or Permanent Reserve, and (iii) an amendment by Congress and the Company to the Revolving Credit Facility permitting such application and such ability.

The Intercreditor Agreement was also amended to provide that the Asset Sale Reserve be reduced to zero and the Permanent Reserve be immediately increased by the amount of the Asset Sale Reserve and the proceeds of any future asset sale - up to a maximum of $7.5 million would be applied to the Permanent Reserve. The
Permanent Reserve totaled approximately $2.8 million at June 30, 1996.

The Revolving Credit Facility imposes certain limitations on the Company's ability to fund trailing liabilities with borrowings under the Revolving Credit Facility. The
Company is required to measure its borrowing availability each month end. In order to borrow under the Revolving
Credit Facility to fund trailing liabilities the following month, the Company is currently required to maintain a minimum borrowing availability of $10.0 million at the previous month end. As a result of the lower than anticipated operating performance, borrowing availability at June 30, 1996 was less than the required minimum of $10.0 million.

The payment of trailing liabilities represents a technical violation of the Revolving Credit Facility constituting an event of default thereunder. Congress has granted a forebearance whereby, among other things, Congress has agreed to refrain from exercising its rights or remedies it may have as a result of the payment of trailing liabilities with borrowings under the Revolving
Credit Facility as long as (i) no other event of default has occurred and (ii) the Company has paid a forbearance fee in a timely manner. On the first day of each month after August 31, 1996, if the Permanent Reserve is not equal to at least $7.5 million, the Company is required to pay Congress a forbearance fee of $10,000. At such time as the Permanent Reserve equals $7.5 million, Congress has agreed, upon request by the Company, to enter into a agreement pursuant to which Congress permanently waives any and all forbearance events which have occurred prior to such time. However, there can be no assurance that the conditions precedent to the amendment of the Revolving Credit Facility will be met or that the Company will maintain the minimum month end borrowing availability in the future.

The Company and the Trustee also entered into an amendment of the Indenture providing for the creation of
(i) an asset sale account (the "Asset Sale Account"), with amounts deposited therein to be available to the Company under certain circumstances for the repair, replacement or acquisition of machinery and equipment substantially related to the design, manufacture or sale of truck trailers, components and related parts, and (ii) an interest payment account (the "Interest Payment
Account"), with amounts deposited therein held for application to the interest payment due under the Senior
Notes on November 1, 1996. Once the Permanent Reserve totals $7.5 million, these accounts will be filled with net cash proceeds from asset sales, without regard to classification as core or non-core under the Indenture.
The first $0.2 million of such proceeds will be deposited in the Asset Sale Account and the next approximately $4.0 million (the amount required to make the November 1, 1996 interest payment) of such proceeds will be deposited in the Interest Payment Account. Once the Interest Payment
Account has been filled, all additional net cash proceeds of asset sales will be applied under the Indenture as follows:

          (a) Proceeds from the sale of Core Assets and Class I Non-Core Assets (both as defined in the
Indenture) are to be used to make an offer to repurchase
Senior Notes; and

          (b)  85% of the proceeds of Class II Non-Core
Assets (as defined in the Indenture) will be used to make an offer to repurchase Senior Notes, with the remaining proceeds to be retained by the Company for general corporate purposes.

     Other amendments to the Indenture included changes to (i) the provisions relating to the requirement to make an offer to repurchase Senior Notes upon a change of control occurring on or prior to March 31, 1997 to (a) reduce the repurchase price from 101% to 100% and (b) provide for the elimination of certain covenants in the

Indenture relating to limitations on debt, liens, restricted payments and transactions with affiliates and
(ii) reduce the 30-day interest payment grace period to 10 days. In connection with and in consideration of securing the consent of the holders of the Senior Notes to these and other amendments to the Indenture, the Company increased by two the number of directors on its Board of Directors and appointed Messrs. Chriss W. Street and Worth W. Frederick to fill such vacancies.

Despite the actions consummated to date, the Company continues to operate within severe liquidity constraints and is confronted by several substantial issues including: (i) the Company has not yet made the required
June 30, 1996 interest payment on the Warrant Notes, and the holders of the Warrant Notes have indicated their intent to accelerate the indebtedness represented by the Warrant Notes following the expiration of a "standstill" period, (ii) the Company's efforts to increase days payables outstanding has increased the level of trade accounts payable past normal terms and has affected material flow to the Company's operating locations, (iii) a substantial number of the Company's trade vendors have placed the Company on "cash-in-advance" or "cash-on-delivery" terms for new shipments of goods, (iv) the Company expects that the reduced retail market demand in the trailer industry will continue into the second half of 1996, and (v) the ability of the Company to fund the scheduled November 1, 1996 interest payment on the Senior Notes is uncertain.

As a result of these issues, the Company must complete some form of liquidity generating strategic transaction in the near future. While the Company has been exploring various strategic alternatives for some period of time, management now believes that an outright sale of the Company is unlikely. As a consequence, the Company is currently exploring an alternative strategy whereby: (i) one or more of the Company's business units would be sold, (ii) the proceeds of such sales would be used to repay indebtedness, and (iii) the Company would endeavor to restructure around the remaining core business.
Management currently believes that the foregoing plan will need to include the following three elements: (i) the receipt of non-core asset sale proceeds in an amount sufficient to (a) generate liquidity to the Company, (b) repurchase all or substantially all the Senior Notes currently outstanding ($54.5 million after giving effect to the August 5, 1996 repurchase) and (c) reduce borrowings under the Revolving Credit Facility, (ii) additional extensions of credit by K-H to fund the payment of trailing liabilities and (iii) satisfactory agreements with the Company's unsecured creditors.

Due to the Company's limited liquidity, there can be no assurance that the Company will have sufficient time to consummate such a strategic transaction. If the Company is unsuccessful in consummating a liquidity generating strategic transaction in the near future, the Company will likely not have sufficient liquidity both to operate its business and to satisfy its obligations to its various lenders. In these circumstances, the Company may be forced to seek the protection of the bankruptcy laws. Although it would be the intention of management of the Company to seek reorganization under chapter 11 of the Bankruptcy Code, management currently believes that a successful reorganization would likely require a similar strategic transaction of one or more of the Company's businesses to generate a source of liquidity during the chapter proceeding. If the Company would be unsuccessful in generating such liquidity, liquidation might occur.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's results of operations, liquidity, resolution of material contingencies and outlook are subject to a number of risks and uncertainties, some of which are outside the control of the Company, as are set forth on page 3 of the Company's Annual Report on Form
10-K for the year ended December 31, 1995. In addition, further discussion of risks and uncertainties that could affect the Company's outlook is included under the headings "Results of Operations" and "Liquidity and Capital Resources."

RESULTS OF OPERATIONS

Six Months Ended June 30, 1996 versus June 30, 1995

     Sales

The Company generated sales of $157.7 million during the first six months of 1996 compared to $221.4 million for the corresponding 1995 period. The table below is a comparison of net sales by product line for the six months ended June 30, 1996 and 1995 (in millions of dollars):

                                             June 30,    June 30,
                                              1996         1995
                                            ---------    --------
New trailers. . . . . . . . . . . . . . .    $ 96.3       $143.2
Used trailers . . . . . . . . . . . . . .      10.3         16.9
Replacement parts and accessories . . . .      33.8         37.9
Service . . . . . . . . . . . . . . . . .      11.1         12.1
International . . . . . . . . . . . . . .       6.2         11.3
                                             ------       ------
                                             $157.7       $221.4
                                             ======       ======

The Company's level of new trailer sales is largely dependent on production levels and market demand. The
Company continued to experience the effects of the significantly reduced retail demand in the new trailer industry throughout the first six months of 1996 and the related additional constraints on the Company's liquidity. The order cancellation activity experienced by the Company in the first six months of 1996 resulted in lower than anticipated near term scheduled deliveries to support near term anticipated production levels. In response to the reduced near term scheduled deliveries, the Company suspended its third shift at its Fort
Madison, Iowa ("Fort Madison") assembly plant effective
February 26, 1996. This action followed workforce reductions at its Scott County, Tennessee ("Scott
County") assembly plant during the third and fourth quarters of 1995. In the second quarter of 1996 the Company idled Fort Madison for a week to conserve cash and balance its production schedule. Production levels into the third quarter of 1996 at Fort Madison, as well as Scott County are substantially below production levels experienced throughout most of 1995. The Company's backlog of new trailer orders decreased to approximately
$70 million at June 30, 1996 as compared to $172 million as of December 31, 1995, which is reflective of the substantial reduction in industry demand. The Company has experienced and continues to experience cancellations of new trailer orders prior to scheduled production. As such, there can be no assurance that no cancellations will occur with respect to the current backlog of new trailer orders.

Domestic new trailer production for the first six months of 1996 totaled approximately 4,900 as compared to approximately 8,600 for the first six months of 1995.
Domestic new trailer unit sales totaled approximately
5,500 and 8,600 for the six months ended June 30, 1996 and 1995, respectively, reflective of the reduced retail market demand. In addition, the Company's Mexican subsidiary revenue sources continue to be adversely affected by the poor economic conditions in the Republic of Mexico. The Company has also experienced increased price sensitivity on new trailer orders during the first six months of 1996 due to excess manufacturing capacity and resultant price competition in the domestic trailer market.

Replacement parts/service sales and used trailer sales for the six months ended June 30, 1996 decreased by $5.1 million and $6.6 million, respectively, over the comparable 1995 period. The decreased sales levels are primarily attributable to the Company's lower than planned liquidity levels and resultant impact on availability of replacement parts and used trailers to fill orders. Parts availability percentages at the Company's wholesale parts distribution center decreased to below 60% during the second quarter of 1996.
Improvement in parts and used trailer availability and resultant replacement parts and used trailer sales are dependent on improved liquidity.

The Company's Mexican trailer manufacturing subsidiary continued to experience decreases in Mexican domestic sales volume. Sales were $2.7 million for the first six months of 1996 compared to $5.0 million for the first six months of 1995. Mexican domestic sales have been adversely impacted by the depressed Mexican economy throughout 1995 and continuing in 1996. In part to offset the reduced Mexican domestic new trailer sales, Fruehauf de Mexico has produced certain of the United
States operations' new trailer production requirements.
Export sales from the Company's United States operations of wholesale parts and components for the first six months of 1996 totaled $3.5 million compared to export sales of $6.3 million for the first six months of 1995.

     Gross Margin

The Company's consolidated gross margin decreased to $17.0 million for the first six months of 1996 from $29.0 million for the first six months of 1995. This decrease is primarily the result of the decreased sales volumes, as discussed above and deterioration in new trailer pricing. The gross margin percentage for the first six months of 1996 declined to 10.8% as compared to 13.1% for the first six months of 1995. The Company's gross margin percentages have deteriorated in recent months due to reduced absorption of fixed overhead costs resulting from lower production levels, unfavorable labor variances and increasing price sensitivity in the market. Gross margin was also adversely affected in the first half of 1996 due to an increase in certain product liability reserves.

     Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses decreased to $23.7 million for the first six months of 1996 from $26.2 million for the six months ended June 30, 1995. The decrease in engineering, selling and administrative expenses is primarily attributable to cost containment measures taken at all the Company's locations, lower variable costs associated with reduced sales volume and lower professional fees due, in part, to the completion of the restatement during the first quarter of 1995, offset, in part, by costs associated with the reimbursement of K-H in connection with the assumption agreement entered into at the time of the Fruehauf acquisition (approximately $0.5 million).

The Company recognized a gain of $3.0 million in connection with the settlement of litigation.

     Restructuring Credit

In 1991, the Company, under prior management, implemented a restructuring program which included restructuring the Company's distribution system by closing Company-owned sales and service branches or converting them to independent dealers. The Company had 59 Company-owned branches at the end of 1991. During 1992, the Company converted 21 locations to independent dealers and five were closed and an additional branch was closed in early
1993. The Company's turnaround program initially contemplated the continuance of the branch restructuring initiated by the Company's prior management. Management had temporarily suspended the branch restructuring program in order to evaluate the feasibility of revising the branch restructuring program. During the second quarter of 1995, management concluded to significantly revise the branch restructuring program. Based upon these conclusions, the Company recorded a $3.0 million non-cash restructuring credit in the second quarter of 1995 to reflect the revised program.

     Income (Loss) from Operations

The loss from operations for the six months ended June
30, 1996 was $2.8 million compared to income from operations of $7.0 million for the first six months of 1995. Excluding the impact of the $3.0 million litigation settlement in the first six months of 1996 and the $3.0 million restructuring credit in the first six months of 1995, the $9.8 million decrease in income from operations is primarily attributable to decreased sales volumes and resultant lower gross margin dollars, partially offset by the decreased engineering, selling and administrative expenses. These conditions giving rise to the reduced operating results will likely continue to have an adverse effect on sales, operating results and liquidity during the third and fourth quarters of 1996.

     Other Income (Expense)

Interest expense was $7.2 million for the six months ended June 30, 1996 compared to $7.2 million for the six months ended June 30, 1995. The interest rate on the Company's term loans under its former bank credit facility was prime rate, as defined, plus a margin of 2.25%. The interest rate on the term loans pursuant to the former bank credit facility increased from 11% at December 31, 1994 to 11.25% at May 3, 1995, at which time they were exchanged for the Senior Notes bearing interest at 14.75% per annum. The increase in interest expense resulting from the interest rate on the Senior Notes was offset, in part, by the repurchase of $11.5 million of Senior Notes during the fourth quarter of 1995 and lower average borrowings under the Revolving Credit Facility.

The Company's share of net income of affiliate companies, accounted for using the equity method, was $1.7 million for the six months ended June 30, 1995. The equity in net income of affiliate companies related solely to the Company's South African affiliate, Henred
Fruehauf. In September 1995, the Company sold a portion of its investment in Henred Fruehauf which reduced the Company's ownership percentage from 25% to 5%. Upon consummation of the sale transaction, the Company discontinued the application of the equity method of accounting as the Company's ownership percentage was reduced to 5%. The Company disposed of its remaining
5% interest in Henred Fruehauf in June 1996 as part of the Foreign Sale.

On February 10, 1995, Jacksonville completed the sale of substantially all of its remaining real estate in three separate transactions. With respect to one purchaser, the proceeds from the sale of Jacksonville's properties consisted of an interest bearing promissory note secured by a mortgage on the underlying property and assumption of liabilities related to the property. The purchaser has defaulted on payments of principal and interest on the promissory note. In an effort to realize value from the promissory note, Jacksonville has sought a buyer of the promissory note and related mortgage interest. After extensive discussions with a prospective buyer of the promissory note, the discussions were terminated due to certain issues unrelated to the proposed economic terms.
As a result of the termination of such discussions, on May 8, 1996 Jacksonville initiated a foreclosure proceeding on the real property securing the promissory note. Such discussions, however, including the proposed economic terms, indicated that the entire carrying amount of the promissory note may not be recoverable. As such, Jacksonville recorded a non-cash impairment write-down of approximately $2.1 million in the first quarter of 1996 to reflect the diminution in value of the promissory note and underlying real property. More recently, Jacksonville has entered into a Note and Mortgage purchase agreement whereby Jacksonville will sell the note and underlying mortgage for $2.6 million in cash and assumption of liabilities of approximately $0.1 million.
Jacksonville expects to close the sale in the fourth quarter of 1996.

As previously discussed, the Company recognized a gain of $14.0 million on the Foreign Sale. In addition to the gain on the Foreign Sale, the Company recognized a gain on the sale of excess assets of approximately

$0.1 million during the six months ended June 30, 1996 as compared to a gain of approximately $1.6 million during the six months ended June 30, 1995.

     Extraordinary Gain on Satisfaction of Payable to
Terex Corporation

In November 1992, Terex Corporation ("Terex") advanced
$2.0 million to the Company. The Company subsequently entered into an agreement with Terex whereby the Company would provide parts produced by the Company's Delphos operation. The $2.0 million advance was considered an advance on subsequent Terex parts purchases from the Company. The Company never produced any parts for Terex and had recorded deferred revenue in the consolidated liabilities to reflect the Company's outstanding obligations pursuant to the agreement. In June 1995, the Company and Terex agreed to terminate the agreement and, on June 30, 1995, the Company issued 250,000 shares of Common Stock to Terex in satisfaction of the $2.0 million advance. The shares were issued at a price equivalent to $8.00 per share. The resulting gain of $1.2 million was calculated using $3.375 per share as the fair value of the Common Stock, which was the closing price of the Common Stock on the New York Stock Exchange on June 30,
1995. Such gain was recorded in the second quarter of 1995.

     Extraordinary Loss on Early Extinguishment of Debt

The Company accounted for the issuance of the Senior
Notes in 1995 to the Company's lenders under its former bank credit facility in an amendment and restatement of the bank credit facility and the amendment to the Company's Revolving Credit Facility as extinguishments of debt. Accordingly, the Company recorded a write off of the remaining unamortized deferred debt issuance costs of approximately $1.2 million during the second quarter of 1995.


Quarter Ended June 30, 1996 versus June 30, 1995

     Sales

The Company generated sales of $67.4 million during the three months ended June 30, 1996 compared to $109.7 million for the corresponding 1995 period. The table below is a comparison of net sales by product line for the three months ended June 30, 1996 and 1995 (in millions of dollars):

                                              June 30,   June 30,
                                               1996        1995
                                              --------   --------
New trailers. . . . . . . . . . . . . . .      $ 38.1     $ 71.4
Used trailers . . . . . . . . . . . . . .         4.3        8.1
Replacement parts and accessories . . . .        16.0       18.3
Service . . . . . . . . . . . . . . . . .         5.5        6.1
International . . . . . . . . . . . . . .         3.5        5.8
                                               ------     ------
                                               $ 67.4     $109.7
                                               ======     ======

Consistent with the decrease in sales for the year-to-date period, this 39% decrease in quarter to quarter sales principally reflects the significantly reduced retail demand in the new trailer industry through the second quarter of 1996 and the additional constraints on the Company's liquidity. New trailer production decreased to approximately 1,900 units in the second quarter of 1996 from 4,100 in the second quarter of 1995.
Domestic new trailer unit sales totaled approximately
2,200 and 4,100 for the three months ended June 30, 1996 and 1995, respectively.

Replacement parts/service sales and used trailer sales for the second quarter ended June 30, 1996 decreased by $2.9 million and $3.8 million, respectively, as compared to the respective 1995 period. The decreased sales levels are primarily attributable to lower than planned liquidity levels and the resultant impact on availability of replacement parts and used trailer to fill orders.

The Company's Mexican trailer manufacturing subsidiary experienced a decrease in sales volume from $2.2 million for the second quarter of 1995 to $1.3 million for the second quarter of 1996. Mexican sales were adversely impacted by the same conditions noted in the year-to-date periods. Export sales from the Company's United States operations of wholesale parts and components for the three months ended June 30, 1996 totaled $2.2 million compared to export sales of $3.6 million for the three months ended June 30, 1995.

     Gross Margin

Gross margin for the second quarter of 1996 decreased to
$6.3 million compared to $14.8 million for the second
quarter of 1995.  The decrease results primarily from
decreased sales volumes and a deterioration in new
trailer pricing.  The gross margin percentage for the
three months ended June 30, 1996 declined to  9.3%
as compared to 13.5% for the three months ended June 30, 1995. Such decrease in the gross margin percentage is due primarily to reduced absorption of fixed overhead costs resulting from lower production levels, unfavorable labor variances and increasing price sensitivity in the market. Gross margin was also adversely affected in the second quarter of 1996 due to an increase in certain product liability reserves.

     Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses decreased to $11.4 million for the second quarter of 1996 from $13.4 million for the second quarter of 1995. The decrease in engineering, selling and administrative expenses is primarily attributable to cost containment measures taken at all the Company's locations, lower variable costs associated with the reduced sales volume and lower professional fees.

     Restructuring Credit

In 1991, the Company, under prior management, implemented a restructuring program which included restructuring the Company's distribution system by closing Company-owned sales and service branches or converting them to independent dealers. The Company had 59 Company-owned branches at the end of 1991. During 1992, the Company converted 21 locations to independent dealers and five were closed and an additional branch was closed in early
1993. The Company's turnaround program initially contemplated the continuance of the branch restructuring initiated by the Company's prior management. Management had temporarily suspended the branch restructuring program in order to evaluate the feasibility of revising the branch restructuring program. During the second quarter of 1995, management concluded to significantly revise the branch restructuring program. Based upon these conclusions, the Company recorded a $3.0 million non-cash restructuring credit in the second quarter of 1995 to reflect the revised program.

     Income (Loss) from Operations

The loss from operations for the three months ended June
30, 1996 was $4.9 million compared to income from operations of $5.2 million for the second quarter of 1995. Excluding the impact of the $3.0 million restructuring credit in the second quarter of 1995, income from operations decreased by $7.1 million. The decrease in income from operations is primarily attributable to decreased sales volumes and resultant lower gross margin dollars and lower royalty income, partially offset by the decreased engineering, selling and administrative expenses. These conditions giving rise to the reduced operating results will likely continue to have an adverse effect on sales, operating results and liquidity during the third and fourth quarters of 1996.

     Other Income (Expense)

Interest expense was $3.4 million for the three months ended June 30, 1996 compared to $3.8 million for the three months ended June 30, 1995. This decrease in interest expense is primarily attributable to the repurchase of $11.5 million of Senior Notes during the fourth quarter of 1995 and lower average borrowings under the Revolving Credit Facility.

The Company's share of net income of affiliate companies, accounted for using the equity method was $0.9 million for the three months ended June 30, 1995. The equity in net income of affiliate companies relates solely to Henred Fruehauf. As discussed previously, the Company completed the sale of its remaining interest in Henred
Fruehauf during the second quarter of 1996.

As previously discussed, the Company recognized a gain of
$14.0 million in the second quarter of 1996 on the
Foreign Sale.   The Company recognized a gain on the sale
of excess assets of approximately $0.7 million during the three months ended June 30, 1995.

     Extraordinary Gain on Satisfaction of Payable to
Terex Corporation

In November 1992, Terex advanced $2.0 million to the
Company. The Company subsequently entered into an agreement with Terex whereby the Company would provide parts produced by the Company's Delphos operation. The
$2.0 million advance was considered an advance on subsequent Terex parts purchases from the Company. The
Company never produced any parts for Terex and had recorded a deferred revenue in the consolidated liabilities to reflect the Company's outstanding obligations pursuant to the agreement. In June
1995, the Company and Terex agreed to terminate the agreement and, on June 30, 1995, the Company issued
250,000 shares of Common Stock to Terex in satisfaction of the $2.0 million advance. The shares were issued at a price equivalent to $8.00 per share. The resulting gain of $1.2 million was calculated using $3.375 per share as the fair value of the Common Stock, which was the closing price of the Common Stock on the New
York Stock Exchange on June 30, 1995. Such gain was recorded in the second quarter of 1995.

     Extraordinary Loss on Early Extinguishment of Debt

The Company accounted for the issuance of the Senior
Notes in 1995 to the Company's lenders under its former bank credit facility in an amendment and restatement of the bank credit facility and the amendment to the Company's Revolving Credit Facility as extinguishment of debt. Accordingly, the Company recorded a write off of the remaining unamortized deferred debt issuance costs of approximately $1.2 million during the second quarter of 1995.


LIQUIDITY AND CAPITAL RESOURCES

     Discussion of Cash Flows

The Company's cash and cash equivalents totaled $2.6 million and $3.8 million at June 30, 1996 and December 31, 1995, respectively. Cash and cash equivalents represent funds received through the Company's cash concentration system not yet applied to reduce borrowings under the Revolving Credit Facility.
The provisions of the Indenture require the Company in certain circumstances to offer to repurchase Senior Notes out of the proceeds of asset sales. In addition, the Company is required to deposit certain amounts in restricted cash accounts as security for certain obligations and certain amounts are held in escrow pending resolution of certain post-closing conditions on certain asset sales. Accordingly, restricted cash of $10.5 million and $1.4 million at June 30, 1996 and

December 31, 1995, respectively, is excluded from cash and cash equivalents and is presented as a separate noncurrent caption on the Condensed Consolidated Balance
Sheet.

     Operating Activities

After considering changes in assets and liabilities, the
Company generated cash from operating activities of $6.8
million during the six months ended June 30, 1996 and
used cash for operating activities of $28.7 million
during the six months ended June 30, 1995.  Cash
generated from operating activities during the six months
ended June 30, 1996 principally related to a reduction in
operating working capital (defined as net receivables and
net inventories less trade accounts payable) of $19.7
million, offset by operating losses, the funding of
trailing liabilities, interest on debt and
cash-in-advance payments to vendors.   The reduction in
operating working capital was the result of (i) focused efforts to improve days sales outstanding of trade receivables and inventory turns, (ii) a reduction in the run rate of the business as a result of the reduced production levels experienced during the first six months of 1996 and (iii) an increase in the days payables outstanding with the Company's trade suppliers. See further discussion under "Management's Action Plan and Outlook" below.

Cash used for operating activities during the six months ended June 30, 1995 principally related to (i) increased receivables ($8.0 million), (ii) increased inventories
($4.0 million), (iii) recognition of deferred revenue resulting from certain advance deposits received in the latter part of 1994 on new trailer orders ($4.8 million),
(iv) settlement of liabilities principally funded by excess asset sale proceeds during the six months ended
June 30, 1995 ($1.0 million), including liabilities such as property taxes and accrued interest on the Fresno mortgage, and (v) the funding of trailing liabilities and the Company's restructuring efforts. The cash used for operating activities in the first six months of 1995 was largely funded by borrowings pursuant to the Revolving
Credit Facility and the portion of the excess asset sale proceeds retained by the Company pursuant to the former bank credit facility.

The Company has expended and continues to expend substantial amounts of cash flow to service certain liabilities related to the former maritime business, closed facilities and certain other liabilities, as well as restructuring activities. As of June 30, 1996, other current liabilities, noncurrent postretirement benefits and other long-term liabilities of approximately $20.7 million, $33.8 million and $34.4 million, respectively, were included in the Company's Condensed Consolidated
Balance Sheet. Trailing liabilities associated with the former maritime business and other closed facilities include workers compensation, postretirement benefits, environmental, products liability and certain other litigation, the cost of maintaining closed facilities and certain other matters are included in such captions in the Condensed Consolidated Balance Sheet. Although the
Company believes that the majority of such anticipated costs are nonrecurring and reserves for such loss contingencies have been established based upon available information, the Company will be required to expend substantial amounts of cash over the next several years to service such trailing liabilities. While the Company is exploring various alternatives to minimize the funding necessitated by such liabilities, the Company projects that it will be required to expend approximately $4 million for the remainder of 1996 and $3 million in 1997, with annual funding requirements continuing to decline thereafter. The Company will be required to fund a substantial amount of such liabilities with cash to be generated by future operations.

As discussed previously, the Company's borrowing availability under the Revolving Credit Facility at June
30, 1996 was less than the required minimum of $10.0 million. The payment of trailing liabilities represents a technical violation of the Revolving Credit Facility constituting an event of default thereunder. Congress has granted a forebearance whereby, among other things, Congress has agreed to refrain from exercising its rights or remedies it may have as a result of the payment of trailing liabilities with borrowings under the Revolving
Credit Facility as long as (i) no other event of default has occurred and (ii) the Company has paid a forbearance fee in a timely manner. On the first day of each month after August 31, 1996, if the Permanent Reserve is not equal to at least $7.5 million, the Company is required to pay Congress a forbearance fee of $10,000. Should the Company not be in compliance with such forbearance provision and Congress prohibit the payment of trailing liabilities, the Company would be forced to discontinue payment of trailing liabilities or commit a technical default. The Company currently has outstanding letters of credit in the amount of $7.4 million which generally serve as collateral for certain trailing liabilities included in the Condensed Consolidated Balance Sheet.
Should the Company discontinue the payment of trailing liabilities, beneficiaries of the letters of credit would have the ability to draw on the letters of credit. Draws on letters of credit constitute loans under the Revolving
Credit Facility. While other trailing liabilities are not secured by letters of credit, nonpayment of such trailing liabilities would likely have a material adverse effect on the Company.

     Investing Activities

During the first six months of 1996, the Company sold property, plant and equipment and other excess assets, including the Foreign Sale, with proceeds totaling $20.4 million. Excess assets sale proceeds in the corresponding period of 1995 totaled $9.5 million. The
Company made capital expenditures of $0.2 million during the first six months of 1996 compared to capital expenditures of $0.9 million during the first six months of 1995.

The significant increase in restricted cash at June 30, 1996 as compared to December 31, 1995 principally relates to the $8.1 million held by the Trustee at June 30, 1996 to repurchase Senior Notes ($7.5 million of which resulted from the Foreign Sale) and an additional $1.0 million held in escrow related to the Foreign Sale pending resolution of certain post-closing conditions.

     Financing Activities

The Company had net repayments under the Revolving Credit
Facility of approximately $25.3 million during the six months ended June 30, 1996 and net borrowings of $5.8 million during the six months ended June 30, 1995. The source of cash to fund the reduction in Revolving Credit
Facilities borrowings principally includes the reduction in operating working capital investment, proceeds from the issuance of the Working Capital Term Note ($6.5 million) and certain of the proceeds from the Foreign
Sale ($6.0 million). Outstanding borrowings pursuant to the Revolving Credit Facility totaled $8.1 million at June 30, 1996.

As discussed previously, the K-H Letter Agreement provided for, among other things, that K-H purchase an initial $5.5 million interest and, upon successful completion of the Consent Solicitation, an additional
$1.0 million interest in the Revolving Credit Facility
(the aggregate $6.5 million collectively being referred to as the Working Capital Term Note). The initial funding of $5.5 million of the Working Capital Term Note was consummated on April 25, 1996 and the additional funding of $1.0 million was consummated on June 21, 1996, resulting in a $6.5 million reduction in the Company's borrowings under the Revolving Credit Facility.

In May 1995, the Company completed a series of recapitalization transactions which included, among other things, the following transactions: (i) the issuance of the Senior Notes to the Company's lenders under its then existing bank credit facility; (ii) the issuance by the Company of detachable warrants to purchase 2,791,907 shares of the Company's common stock pro rata to the holders of the Senior Notes; and (iii) the issuance by the Company of an aggregate of 8,136,500 shares of common stock in a private placement.

The Senior Notes were issued in an aggregate principal amount of $74.1 million, representing $66.6 million of then outstanding indebtedness under the former bank credit facility, $4.1 million of previously accrued amendment fees and approximately $3.4 million in fees associated with the Senior Notes. Costs incurred in conjunction with entering into the amended Revolving
Credit Facility, as well as the costs associated with the issuance of the Senior Notes to the lenders under the former bank credit facility, totaled $7.8 million. Such amount of debt issuance costs were comprised of $4.4 million of cash expenditures during the first six months of 1995 and approximately $3.4 million in fees associated with the Senior Notes which were included in the aggregate principal balance of the Senior Notes.

The 1995 private placement included the issuance of an aggregate of 8,136,500 shares of common stock at a price of $2.75 share. Proceeds to the Company, net of certain placement agent fees and other equity placement fees, were $20.7 million.

The Company repaid term debt pursuant to the former bank credit facility of approximately $4.9 million during the six months ended June 30, 1995. The majority of the term debt payments were funded from restricted cash balances at December 31, 1994.

The Company sold its former Fresno, California facility during the first quarter of 1995 and extinguished the outstanding principal balance of approximately $3.5 million of the Fresno mortgage with a portion of the proceeds. The Company's short-term notes payable related solely to the Company's Mexican subsidiary. The short-term notes payable were retired in January 1995.

     Non-Cash Transactions

As part of the K-H Letter Agreement, K-H received the K-H
Warrant. The fair value of the K-H Warrant, as determined by an independent valuation firm, was $0.2 million. Such amount allocable to the K-H Warrant was recorded as "Common Stock Purchase Warrants" in the stockholders' deficit section with a corresponding amount recorded as debt discount.

In February 1996, the Company completed the sale of its former Kearny, New Jersey branch. Consideration consisted of $0.3 million in cash and a five-year interest bearing promissory note in the amount of $2.4 million. This sale resulted in no gain on disposition.

On June 30, 1995, the Company issued 250,000 shares of
Common Stock to Terex at a price equivalent to $8.00 per share in satisfaction of a $2.0 million advance. The resulting gain of $1.2 million was calculated using $3.375 per share as the fair value of the Common Stock, which was the closing price of the Common Stock on the New York Stock Exchange on June 30,
1995.  The Company increased "Common Stock" and
"Additional Paid-In Capital" by $0.8 million to reflect the issuance of the 250,000 shares in satisfaction of the payable to Terex.

As part of the 1995 recapitalization transactions, warrants for 2,791,907 shares of the Company's Common
Stock were issued on May 3, 1995. The warrants are exercisable at a price of $3.30 per share. The fair value of the warrants, as determined by an independent valuation firm, was $5.1 million. Such amount allocable to the warrants was recorded as "Common Stock Purchase
Warrants" in the stockholders' deficit section with a corresponding amount recorded as debt discount.

In June 1995, the Company issued 79,195 shares of Common
Stock (net of Common Shares surrendered in payment of withholding tax obligations) pursuant to restricted stock awards made in 1994 to certain officers of the Company.
The Company increased "Common Stock" and "Additional
Paid-In Capital" by $0.6 million to reflect the issuance of the 79,195 shares.

The Company issued a warrant to purchase 75,000 shares of Common Stock to the placement agent in the 1995 private placement as a component of the placement agent's compensation. The warrant is exercisable at $2.75 per share. The fair value of the warrant, as determined by an independent valuation firm, was approximately $0.1 million at the date of issuance. The Company recorded the fair value of the warrant as a component of "Common
Stock Purchase Warrants" in the stockholders' deficit section with a corresponding reduction of additional paid-in capital.

As discussed previously, the Company incurred approximately $7.8 million of debt issuance costs associated with entering into the amended Revolving
Credit Facility, as well as the issuance of the Senior
Notes to the lenders under the former bank credit facility. Approximately $3.4 million of such fees were included in the aggregate principal balance of the Senior
Notes.

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

     Management's Action Plan and Outlook

The ability of the Company to meet ongoing debt service requirements, to meet cash funding requirements, including trailing liabilities, and to otherwise satisfy its obligations to its vendors and lenders from cash solely provided by operations has been adversely affected by the reduced retail market demand in the trailer industry and resultant lower than anticipated operating performance. In response to such liquidity constraints, the Company: (i) has significantly reduced its investment in working capital, (ii) has increased the borrowing capacity under its Revolving Credit Facility,
(iii) has entered into a loan agreement to provide for assistance in the funding of the payment of trailing liabilities with the financial assistance of a party potentially liable for certain of the Company's trailing liabilities and (iv) received the consent of the holders of the Senior Notes to a noncomforming split of the Foreign Sale proceeds, a portion of which will be used for operating capital purposes.

During the six months ended June 30, 1996, the Company reduced its investment in operating working capital
(defined as net receivables and net inventories less trade accounts payable) by approximately $19.7 million.
This reduction in operating working capital was the result of (i) focused efforts to improve days sales outstanding of trade receivables and inventory turns,
(ii) the reduced production levels experienced during the first half of 1996 and (iii) an increase in days payables outstanding. The increase in the days payables outstanding, however, has increased the level of trade accounts payable past normal terms and has affected material flow to the Company's operating locations. A substantial number of the Company's trade vendors have placed the Company on "cash-in-advance" or "cash-on-delivery" terms for new shipments of goods. The
Company has proposed to its suppliers that they agree to "standstill" with respect to past due accounts payable.
The initial supplier response has been favorable, however, there can be no assurance that all suppliers will comply or for how long with the Company's proposed terms.

On April 19, 1996, the Company entered into the K-H
Letter Agreement with K-H, pursuant to which, among other things, K-H agreed to purchase an initial $5.5 million interest, and agreed to purchase an additional
$1.0 million interest upon successful completion of the Consent Solicitation, in the Revolving Credit Facility.
As part of the K-H Letter Agreement, K-H received five-year warrants to purchase 2,000,000 shares of the Company's common stock for an exercise price of $2.50 per share. The fair value of the K-H Warrant, as determined by an independent valuation firm, was $0.2 million. Such amount allocable to the K-H Warrant was recorded as "Common Stock Purchase Warrants" in the stockholders' deficit section with a corresponding amount recorded as debt discount. The initial funding of $5.5 million was consummated on April 25, 1996 and the additional funding of $1.0 million was consummated on June 21, 1996, resulting in a $6.5 million expansion of the Company's liquidity under its Revolving Credit Facility. The K-H
Letter Agreement also contemplated, subject to successful completion of the Consent Solicitation, the incurrence of additional indebtedness subordinated to the indebtedness represented by the Senior Notes through future financing arrangements with K-H or one of its affiliates and the grant by the Company of security interests subordinate to those of the holders of the Senior Notes to secure such arrangements. On June 21, 1996, the Company and K-H entered into the Subordinated Revolving Note, whereby K-H has agreed to lend at least $3.5 million to the Company and K-H may, in its sole discretion, lend additional amounts to be used to resolve trailing liabilities for which it may have contingent liability. Pursuant to this commitment, K-H will determine which trailing liabilities will be paid with the proceeds of the loans. The
Subordinated Revolving Note bears interest at prime plus
2.5% and is secured by a lien on collateral subordinate to the security interests of Congress and the Trustee and Collateral Agent under the Indenture and such loans will be fully subordinate to the indebtedness of the Company to Congress and the indebtedness represented by the Senior Notes. Interest is payable monthly and the Subordinated Revolving Note matures the later of December 1, 1999 or 15 days after the full redemption of the Senior Notes. There were no advances under the Subordinated Revolving Note as of June 30, 1996.

During the second quarter of 1996, the Company mailed a Consent Solicitation Statement to the holders of the Senior Notes seeking consent to, among other things, a nonconforming split of the Foreign Sale proceeds.
Pursuant to the terms of the Consent Solicitation, the Company, the holders of the Senior Notes and Congress agreed to apply the proceeds of the Foreign Sale as follows: (i) the interest payment on the Senior Notes scheduled for May 1, 1996 in the amount of approximately
$4.6 million was deposited with the Trustee to be paid to the holders, (ii) approximately $0.2 million was deposited with the Trustee to be used to pay a consent fee equal to .25% of the outstanding principal amount of the Senior Notes to the holders of the Senior Notes,
(iii) $6.0 million of the proceeds were paid to Congress for application to the Revolving Credit Facility (and available for reborrowing by the Company in accordance with the terms of the Revolving Credit Facility), (iv) amounts totaling approximately $1.0 million held in escrow related to the Foreign Sale would be paid either to Congress (if and to the extent there are any Congress obligations outstanding on the date of release) for application to the Congress obligations and application to a reserve under the Revolving Credit Facility, which would not be available to the Company for re-borrowing, or to the Trustee and used to make an asset sale offer, and (v) the balance of all other net cash proceeds generated from the Foreign Sale (including proceeds, if any, received upon the sale of the certain property located in Germany) and up to $0.1 million held in escrow related to the Foreign Sale were deposited with the Trustee to be held in trust for the benefit of the holders of the Senior Notes and used to make an asset sale offer. Pursuant to the terms of the Indenture, the Company commenced an offer dated June 28, 1996 to repurchase Senior Notes with an aggregate principal, plus accrued interest, of approximately $8.1 million
(consisting of approximately $7.5 million of remaining
Foreign Sale proceeds and approximately $0.6 million on deposit with the Trustee from previous asset sales).
The offer to repurchase Senior Notes was fully subscribed. Accordingly, the Company repurchased Senior
Notes with an aggregate principal balance of $8.1 million on August 5, 1996. The Company will be required to write off approximately $1.2 million during the third quarter of 1996, representing a proportionate share of the remaining unamortized deferred debt issuance costs and debt discount.

In connection with the Foreign Sale, the Company and Congress entered into an amendment to the Revolving
Credit Facility, pursuant to which, among other things, Congress has waived the provisions of the Revolving
Credit Facility to permit the Foreign Sale to occur as set forth above. The Trustee entered into an amendment to the Intercreditor Agreement: (i) permitting the portion of the net cash proceeds of the Foreign Sale which are paid to Congress to be applied as set forth in the paragraph above, (ii) providing that any failure by Congress to apply or otherwise increase the Asset Sale
Reserve or the Permanent Reserve will not limit
Congress's ability or right to apply future net cash proceeds from asset sales to the Asset Sale Reserve or Permanent Reserve, and (iii) an amendment by Congress and the Company to the Revolving Credit Facility permitting such application and such ability.

The Intercreditor Agreement was also amended to provide that the Asset Sale Reserve be reduced to zero and the Permanent Reserve be immediately increased by the amount of the Asset Sale Reserve and the proceeds of any future asset sale - up to a maximum of $7.5 million would be applied to the Permanent Reserve. The
Permanent Reserve totaled approximately $2.8 million at June 30, 1996.

The Revolving Credit Facility imposes certain limitations on the Company's ability to fund trailing liabilities with borrowings under the Revolving Credit Facility. The
Company is required to measure its borrowing availability each month end. In order to borrow under the Revolving
Credit Facility to fund trailing liabilities the following month, the Company is currently required to maintain a minimum borrowing availability of $10.0 million at the previous month end. As a result of the lower than anticipated operating performance, borrowing availability at June 30, 1996 was less than the required minimum of $10.0 million.

The payment of trailing liabilities represents a technical violation of the Revolving Credit Facility constituting an event of default thereunder. Congress has granted a forebearance whereby, among other things, Congress has agreed to refrain from exercising its rights or remedies it may have as a result of the payment of trailing liabilities with borrowings under the Revolving
Credit Facility as long as (i) no other event of default has occurred and (ii) the Company has paid a forbearance fee in a timely manner. On the first day of each month after August 31, 1996, if the Permanent Reserve is not equal to at least $7.5 million, the Company is required to pay Congress a forbearance fee of $10,000. At such time as the Permanent Reserve equals $7.5 million, Congress has agreed, upon request by the Company, to enter into a agreement pursuant to which Congress permanently waives any and all forbearance events which have occurred prior to such time. However, there can be no assurance that the conditions precedent to the amendment of the Revolving Credit Facility will be met or that the Company will maintain the minimum month end borrowing availability in the future.

The Company and the Trustee also entered into an amendment of the Indenture providing for the creation of
(i) the Asset Sale Account, with amounts deposited therein to be available to the Company under certain circumstances for the repair, replacement or acquisition of machinery and equipment substantially related to the design, manufacture or sale of truck trailers, components and related parts, and (ii) the Interest Payment Account, with amounts deposited therein held for application to the interest payment due under the Senior Notes on November 1, 1996. Once the Permanent Reserve totals $7.5 million, these accounts will be filled with net cash proceeds from asset sales, without regard to classification as core or non-core under the Indenture.
The first $0.2 million of such proceeds will be deposited in the Asset Sale Account and the next approximately $4.0 million (the amount required to make the November 1, 1996 interest payment) of such proceeds will be deposited in the Interest Payment Account. Once the Interest Payment
Account has been filled, all additional net cash proceeds of asset sales will be applied under the Indenture as follows:

          (a) Proceeds from the sale of Core Assets and Class I Non-Core Assets (both as defined in the
Indenture) are to be used to make an offer to repurchase
Senior Notes; and

          (b)  85% of the proceeds of Class II Non-Core
Assets (as defined in the Indenture) will be used to make an offer to repurchase Senior Notes, with the remaining proceeds to be retained by the Company for general corporate purposes.

Other amendments to the Indenture included changes to (i) the provisions relating to the requirement to make an offer to repurchase Senior Notes upon a change of control occurring on or prior to March 31, 1997 to (a) reduce the repurchase price from 101% to 100% and (b) provide for the elimination of certain covenants in the Indenture relating to limitations on debt, liens, restricted payments and transactions with affiliates and (ii) reduce the 30-day interest payment grace period to 10 days. In connection with and in consideration of securing the consent of the holders of the Senior Notes to these and other amendments to the Indenture, the Company increased by two the number of directors on its Board of Directors and appointed Messrs. Chriss W. Street and Worth W.
Frederick to fill such vacancies.

Despite the actions consummated to date, the Company continues to operate within severe liquidity constraints and is confronted by several substantial issues including: (i) the Company has not yet made the required

June 30, 1996 interest payment on the Warrant Notes, and the holders of the Warrant Notes have indicated their intent to accelerate the indebtedness represented by the Warrant Notes following the expiration of a "standstill" period, (ii) the Company's efforts to increase days payables outstanding has increased the level of trade accounts payable past normal terms and has affected material flow to the Company's operating locations, (iii) a substantial number of the Company's trade vendors have placed the Company on "cash-in-advance" or "cash-on-delivery" terms for new shipments of goods, (iv) the Company expects that the reduced retail market demand in the trailer industry will continue into the second half of 1996, and (v) the ability of the Company to fund the scheduled November 1, 1996 interest payment on the Senior Notes is uncertain.

As a result of these issues, the Company must complete some form of liquidity generating strategic transaction in the near future. While the Company has been exploring various strategic alternatives for some period of time, management now believes that an outright sale of the Company is unlikely. As a consequence, the Company is currently exploring an alternative strategy whereby:
(i) one or more of the Company's business units would be sold, (ii) the proceeds of such sales would be used to repay indebtedness, and (iii) the Company would endeavor to restructure around the remaining core business.
Management currently believes that the foregoing plan will need to include the following three elements: (i) the receipt of non-core asset sale proceeds in an amount sufficient to (a) generate liquidity to the Company, (b) repurchase all or substantially all the Senior Notes currently outstanding ($54.5 million after giving effect to the August 5, 1996 repurchase) and (c) reduce borrowings under the Revolving Credit Facility, (ii) additional extensions of credit by K-H to fund the payment of trailing liabilities and (iii) satisfactory agreements with the Company's unsecured creditors.

Due to the Company's limited liquidity, there can be no assurance that the Company will have sufficient time to consummate such a strategic transaction. If the Company is unsuccessful in consummating a liquidity generating strategic transaction in the near future, the Company will likely not have sufficient liquidity both to operate its business and to satisfy its obligations to its various lenders. In these circumstances, the Company may be forced to seek the protection of the bankruptcy laws. Although it would be the intention of management of the Company to seek reorganization under chapter 11 of the Bankruptcy Code, management currently believes that a successful reorganization would likely require a similar strategic transaction of one or more of the Company's businesses to generate a source of liquidity during the chapter proceeding. If the Company would be unsuccessful in generating such liquidity, liquidation might occur.


STATUS OF MATERIAL CONTINGENCIES

     Litigation

In December 1992, a class action complaint was filed on behalf of all persons who purchased the Company's
Common Stock during the period June 28, 1991 through
December 4, 1992 against the Company, Terex, certain of the Company's present and former Directors and officers, and certain of the underwriters of the IPO in the United
States District Court for the Eastern District of
Michigan, Southern Division, seeking unspecified compensatory and punitive damages. A related action against the Company's former auditors, Deloitte & Touche, was subsequently filed on behalf of the same persons, and the cases have been consolidated for some purposes.

Discussions held among the Company, on behalf of itself and certain of its present and former Directors and officers, Terex, the underwriter defendants, and the plaintiffs resulted in a settlement of the litigation as to all defendants other than Deloitte & Touche. Formal settlement documentation was approved by the District
Court on August 17, 1995. The settlement terms require the Company, as its share of the settlement, to (a) pay $0.1 million in cash to a settlement fund, (b) issue a note or notes in the amount of $3.3 million, and (c) issue warrants for the purchase of 325,000 shares of Common Stock. To the extent that the warrants do not have an agreed upon value of $0.9 million, the Company must issue additional notes in the amount of the difference. The Company paid $0.1 million into the settlement fund in the second quarter of 1995 and the Company is currently in the process of attempting to develop the specific terms of the notes and warrants.
The Company has experienced difficulties in negotiating terms acceptable to the Company. As such, there can be no assurance that the Company and the plaintiffs will reach an agreement with respect to the terms and conditions of the notes and warrants.

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

The Company had litigation reserves totaling $12.5 million at June 30, 1996. However, the Company's present liquidity situation may make settlements in or more of these cases difficult. Existing or potential judgments against the Company in one or more of these cases could require expenditures of funds beyond the Company's available cash resources and could, depending on their size, result in the violation of certain covenants contained in the Revolving Credit Facility and the Indenture. In the event that judgments require the expenditure of funds beyond the Company's available resources or result in covenant violations that are not waived or otherwise cured, those judgments could have a material adverse on the Company. In the event that any litigation is settled by the issuance of additional equity securities, there may be an adverse effect on earnings per share. In December 1995, the Company reached a settlement of a product liability suit whereby the Company will be required, as part of the settlement, to issue 500,000 shares of Common Stock during 1996.

     Environmental Matters

The Company has facilities at numerous geographic locations, which are subject to a range of federal, state and local environmental laws and regulations. Compliance with these laws has, and will, require expenditures on a continuing basis. The Company and/or Jacksonville has been identified as a "Potentially Responsible Party" at several multi-party Superfund sites, and has also identified environmental exposures at certain other sites not designated as Superfund sites. The Company and/or Jacksonville is currently participating in administrative or court proceedings involving a number of sites. Many of the proceedings are at a preliminary stage, and the total costs of remediation, the timing and extent of remedial actions which may be required, and the amount of the Company's liability with respect to these sites cannot presently be estimated. When it is possible to make reasonable estimates of the Company's liability with respect to such matters, a provision is recorded. When it is possible to estimate a range of liability but management is unable to determine the amount within the range that is the best estimate, a provision is recorded for the minimum amount of the range. The Company's reserve for Superfund sites and other environmental contingencies totaled $11.9 million at June 30, 1996 relating to sites for which the Company has been able to make estimates. Based upon the many factors that impact the Company's ultimate costs of remediation, it is reasonably possible that such estimates will change in the near future. The amount of possible loss, if any, in excess of the amounts recorded cannot presently be estimated. If the amount of payments required with respect to these sites exceed the Company's available cash resources, there could be a material adverse effect on the Company. Even if these liabilities do not otherwise impact the Company, incremental environmental reserve requirements, if any, in excess of current reserves could have a material adverse effect on results of a particular period.

     Other

The Company is party to the Fort Worth Lease, which expires pursuant to its terms in October 1996. The landlord recently notified the Company of its belief that the Company is default of the Fort Worth Lease with respect to certain covenants relating to the maintenance of the leased property. The landlord has indicated its desire that the Company perform certain repair and maintenance to the facility which the landlord estimates the cost of such repair at approximately $1.7 million.
The Company intends to vigorously defend itself in this matter. The actual amount of any liability or the extent that the Company may be liable cannot be determined at this time. As such, the Company has not recorded a reserve related to such contingency.

In March 1994, the SEC initiated a formal investigation of the Company. The investigation followed an informal inquiry by the SEC that had existed for some period of time. The SEC investigated whether the Company violated certain aspects of the federal securities laws by filing annual and quarterly reports containing financial statements that did not comply with generally accepted accounting principles. The Company and certain former officers of the Company, without admitting or denying any findings of the SEC, made an offer of settlement, which, if accepted by the SEC, would result in the entry of an order that the Company and such former officers cease and desist from committing or causing any violations of federal securities laws.

The Service had been in the early stages of examination of the Company's federal income tax return for the period
July 14, 1989 through December 31, 1989. The Service has notified the Company of its intent to discontinue the examination of the 1989 federal income tax return and issue a no-change letter resulting in no adjustment to the Company's tax return as filed.

The DOL has alleged that the Company's former Chairman, Randolph W. Lenz; Terex Corporation, the Company's former parent; and the Company violated certain provision of the Employee Retirement Income Security Act of 1974. The
Company understands that the DOL has not brought suit at this time; however, the DOL has set forth its settlement requirements in this matter. Such proposed settlement would require Lenz to enter into a Consent Judgment where
Lenz would be required to pay a sum estimated to be in excess of $2.8 million to the Terex Corporation Master
Retirement Plan Trust and that Lenz enable the Master
Trust to reverse its acquisition of another asset by selling it to Lenz. The Company currently does not believe that the allegations made by the DOL will have a material adverse on the Company.

                   PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

Not applicable.

Item 3 - Defaults Upon Senior Securities

The Revolving Credit Facility imposes certain limitations on the Company's ability to fund trailing liabilities with borrowings under the Revolving Credit Facility. The
Company is required to measure its borrowing availability each month end. In order to borrow under the Revolving
Credit Facility to fund trailing liabilities the following month, the Company is currently required to maintain a minimum borrowing availability of $10.0 million at the previous month end. As a result of the lower than anticipated operating performance, borrowing availability at June 30, 1996 was less than the required minimum of $10.0 million.

The payment of trailing liabilities represents a technical violation of the Revolving Credit Facility constituting an event of default thereunder. Congress has granted a forebearance whereby, among other things, Congress has agreed to refrain from exercising its rights or remedies it may have as a result of the payment of trailing liabilities with borrowings under the Revolving
Credit Facility as long as (i) no other event of default has occurred and (ii) the Company has paid a forbearance fee in a timely manner. On the first day of each month after August 31, 1996, if the Permanent Reserve is not equal to at least $7.5 million, the Company is required to pay Congress a forbearance fee of $10,000. At such time as the Permanent Reserve equals $7.5 million, Congress has agreed, upon request by the Company, to enter into a agreement pursuant to which Congress permanently waives any and all forbearance events which have occurred prior to such time.

The Company has not yet made the required June 30, 1996 interest payment on the Warrant Notes. Pursuant to the terms of a subordination agreement between the holders of the Warrant Notes, the Revolving Credit
Facility lenders and the Trustee, the holders of the Warrant Notes are prohibited from exercising their remedies, including acceleration of the principal balance of the Warrant Notes for a period of 180 days. However, the holders of the Warrant Notes have indicated to the Company their intent to accelerate the Warrant Notes for purposes of commencing the 180 day standstill provisions.
At the current time, there can be no assurance that the Company will be able to make the required interest payment prior to the expiration of the standstill period.

Acceleration by the holders of the Warrant Notes would constitute an event of default under the Indenture. As such, the Senior Notes may be callable by the holders of the Senior Notes within one year of the balance sheet date.

Interest on the Company's Senior Notes is payable semiannually on May 1 and November 1 on each year. The
Company did not make the required May 1, 1996 interest payment within the 30 day grace period, which resulted in an event of default under the Indenture. However, the Company made the required interest payment on June
21, 1996.

For further discussion, see Note F - "Management's Action
Plan and Outlook" in the Condensed Consolidated
Financial Statements and Item 2 - "Management's
Discussion and Analysis of Financial Condition and
Results of Operations -- Liquidity and Capital Resources
- - -- Management's Action Plan and Outlook."

Item 6 - Exhibits and Reports on Form 8-K

(a) The following exhibits have been filed as part of this Form 10-Q:


Exhibit No.               Exhibit
- - -----------               -------


4.40             Fifth Amendment, dated as of June 21,
                 1996, to Accounts Financing Agreement
                 [Security Agreement] and Limited Waiver
                 by and between Congress Financial
                 Corporation (Central) and Fruehauf
                 Trailer Corporation.

4.41             Amendment No. 1 to First Amended and
                 Restated Intercreditor Agreement, dated
                 as of June 21, 1996, by and between
                 Congress Financial Corporation (Central) and IBJ Schroder Bank & Trust Company.

4.42             Supplemental Working Capital Term Note,
                 dated as of June 21, 1996, payable to
                 the order of Congress Financial
                 Corporation (Central), in the principal
                 amount of $1,000,000, due May 1, 1997.

4.43             Multi-Party Subordination Agreement,
                 dated as of June 21, 1996, by and
                 between K-H Corporation, IBJ Schroder
                 Bank & Trust Company and Congress
                 Financial Corporation (Central).

4.44             First Supplemental Indenture, dated as
                 of June 21, 1996, by and between
                 Fruehauf Trailer Corporation and IBJ
                 Schroder Bank & Trust Company, as
                 Trustee.

4.45             Subordinated Revolving Note, dated as of
                 June 21, 1996, by and between Fruehauf
                 Trailer Corporation and K-H Corporation.

4.46             Guarantor General Security Agreement,
                 dated as of June 21, 1996, by and
                 between FGR, Inc., Fruehauf Corporation,
                 Maryland Shipbuilding & Drydock Company,
                 The Mercer Co., Fruehauf International
                 Limited, Deutsche-Fruehauf Holding
                 Corporation, Jacksonville Shipyards,
                 Inc., M.J. Holdings, Inc., Fruehauf
                 Holdings Corp., E.L. Devices, Inc., and
                 K-H Corporation.

4.47 Guarantee, dated as of June 21, 1996, by and between FGR, Inc., Fruehauf
                 Corporation, Maryland Shipbuilding &
                 Drydock Company, The Mercer Co.,
                 Fruehauf International Limited,
                 Deutsche-Fruehauf Holding Corporation,
                 Jacksonville Shipyards, Inc., M.J.
                 Holdings, Inc., Fruehauf Holdings Corp.,
                 E.L. Devices, Inc., and K-H Corporation.

11               Computation of Earnings per Share.

27               Financial Data Schedule.


  (b)  Reports on Form 8-K

       On April 18, 1996, the Company filed a Current
Report on Form 8-K under Item 5 regarding the status of increased borrowing availability, the potential sale of foreign assets and an operations update. On May 10, 1996, the Company filed a Current Report on Form 8-K under Item 5 reporting the Consent Solicitation to the Holders of the 14.75% Senior Secured Notes due 2002 seeking certain waivers and amendments to the Indenture under which the Senior Notes were issued. On June 4, 1996, the Company filed a Current Report on Form 8-K under Item 5 updating the status of discussions with
bondholders. On June 18, 1996, the Company filed a
Current Report on Form 8-K under Item 5 regarding an
Amended and Restated Consent Solicitation to the Holders
of the 14.75% Senior Secured Notes due 2002.   On June
25, 1996, the Company filed a Current Report on Form 8-K
reporting the completion of the foreign asset sale, the
interest payment on the Senior Notes, and improved
liquidity.  No financial statements were required to be
filed with any of these reports.


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

                         FRUEHAUF TRAILER CORPORATION
                         ----------------------------
                                  (Registrant)




Date: August 14, 1996          /s/ Timothy J. Wiggins
                               ----------------------
                               Timothy J. Wiggins
                               Executive Vice President
                               and Chief Financial
                               Officer (Duly Authorized
                               Officer)


Date: August 14, 1996          /s/ Gregory G. Fehr
                               ----------------------
                               Gregory G. Fehr
                               Vice President - Corporate
                               Controller (Principal
                               Accounting Officer)
