Form 10-Q
period 1996-09-30
FRUEHAUF TRAILER CORP
filed 1996-11-14
CIK 874268

        SECURITIES AND EXCHANGE COMMISSION

               Washington, DC 20549


                     FORM 1O-Q


 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934


     For the Quarter Ended September 30, 1996
          Commission File Number 1-10772


           FRUEHAUF TRAILER CORPORATION
(Exact name of registrant as specified in its charter)

   Delaware                           38-2863240
(State of Incorporation)   (I.R.S. Employer Identification No.)

111 Monument Circle, Suite 3200, Indianapolis, Indiana 46204
      (Address of principal executive offices)

                  (317) 630-3000
          (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES   X         NO
                    ---           ---

  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
    PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section
12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

      Not Applicable   X        YES        NO
                     -----          ----      ----


Number of outstanding shares of common stock:  39,712,454
as of November 14, 1996.

                              INDEX

          FRUEHAUF TRAILER CORPORATION AND SUBSIDIARIES

                     (Debtor-in-Possession)



PART I  -  FINANCIAL INFORMATION                  Page No.
           ---------------------                  --------


Item 1 Condensed Consolidated Financial Statements

       Condensed Consolidated Statement
       of Operations -
           Three months and nine months ended
           September 30, 1996 and 1995 . . . . . . .  3

       Condensed Consolidated Balance Sheet -
           September 30, 1996 and December 31, 1995 . 4

       Condensed Consolidated Statement
       of Cash Flows -
           Nine months ended September 30, 1996
           and 1995 . . . . . . . . . . . . . . . .   6

       Notes to Condensed Consolidated
       Financial Statements . . . . . . . . . . . .   7

Item 2 Management's Discussion and Analysis
       of Financial Condition and Results
       of Operations . . . . . . . . . . . . . . .   18


PART II - OTHER INFORMATION

Item 1  Legal Proceedings. . . . . . . . . . . . .   32

Item 3  Defaults Upon Senior Securities. . . . . .   33

Item 5  Other Information. . . . . . . . . . . . .   33

Item 6  Exhibits and Reports on Form 8-K . . . . .   34


SIGNATURES . . . . . . . . . . . . . . . . . . . .   36

                  PART I - FINANCIAL INFORMATION

          FRUEHAUF TRAILER CORPORATION AND SUBSIDIARIES
                     (Debtor-in-Possession)
          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
       (in thousands, except per share amounts, unaudited)

                               Three Months Ended           Nine Months Ended
                                 September 30,                September 30,
                               ------------------           ------------------
                               1996           1995          1996          1995
                               ----           ----          ----          ----
Net sales. . . . . . . . .   $64,942        $94,504        $222,706   $315,901
Cost of goods sold . . . .    58,034         82,851         198,800    275,257
                             -------        -------        --------   --------
  Gross margin . . . . . .     6,908         11,653          23,906     40,644

Engineering, selling and
administrative expenses . .   12,305         11,815          36,052     38,026
Royalty income . . . . . .        --           (554)           (964)    (1,788)
Nonrecurring gain. . . . .        --             --          (3,000)        --
Restructuring credit . . .        --             --              --      (2,970)
                             -------        -------         -------    --------
  Income (loss) from
     operations. . . . . .    (5,397)           392          (8,182)      7,376

Other income (expense):
  Interest expense . . .      (3,406)        (4,257)       (10,617)     (11,460)
  Equity in net income of
  affiliate companies. .          --            730             --        2,448
  Gain on sale of
  excess assets. . . . . .       151            216         14,202        1,854
  Impairment in value of
  promissory note . . . .         --             --         (2,143)          --
  Other income (expense)
     - net . . . . . . .        (349)            28           (617)         169
                             -------        -------         -------    --------

  Income (loss) before
   income taxes. . . . .      (9,001)        (2,891)         (7,357)        387

Provision for income
   taxes . . . . . . . .          63             99             276         369
                             -------        -------         -------    --------

Income (loss) before
   extraordinary items . .    (9,064)        (2,990)         (7,633)         18
  Extraordinary items:
    Gain on satisfaction
    of payable to Terex
    Corporation  . . . .          --             --              --       1,156
    Loss on early
    extinguishment of
    debt . . . . . . . .      (1,200)            --          (1,200)     (1,216)
                             -------        -------         -------    --------

  Net loss . . . . . . .    $(10,264)      $ (2,990)       $ (8,833)    $   (42)
                             =======        =======         =======     =======

Primary and fully
diluted loss per share:
  Income (loss) before
  extraordinary items. .     $ (.23)        $ (.08)         $ (.19)     $  .00
  Gain on satisfaction
  of payable to Terex
  Corporation. . . . .           --             --              --         .03
  Loss on early
  extinguishment of
  debt. . . . . . . .          (.03)            --            (.03)       (.03)
                              ------         ------          ------     -------
  Primary and fully
  diluted loss per
  share. . . . . . .         $ (.26)        $ (.08)          $ (.22)    $ (.00)
                              ======         ======           ======     ======

Dividends per share. .       $   --         $   --            $   --    $   --
                              ======         ======           ======     ======
Weighted average common
 and common equivalent
 shares outstanding
 (See Exhibit 11). . .        39,462         39,198           39,296     35,316
                              ======         ======           ======     ======


 The accompanying notes are an integral part of these statements.

          FRUEHAUF TRAILER CORPORATION AND SUBSIDIARIES
                     (Debtor-in-Possession)
               CONDENSED CONSOLIDATED BALANCE SHEET
                          (in thousands)

                                  September 30,     December 31,
                                       1996            1995
                                  -------------     ------------
                                   (unaudited)
ASSETS

Current assets
 Cash and cash equivalents . .      $  3,613          $  3,804
 Net receivables . . . . . . .        21,091            38,589
 Net inventories (See Note C). .      24,959            55,162
 Other current assets. . . . .         2,898               841
                                    --------          --------
     Total current assets. . .        52,561            98,396

Restricted cash. . . . . . . .         2,482             1,427
Prepaid pension cost . . . . .        12,218            11,757
Investments in affiliate
   companies (See Note F). . .            --             3,441
Assets held for sale . . . . .         3,378             6,986
Unamortized deferred debt
   issuance costs . . . . . .          5,087             6,232
Other assets . . . . . . . . .         7,626             7,255

Property, plant and equipment
 Property, plant and
      equipment . . . . . . .         31,353            32,906
 Less - accumulated
      depreciation . . . . . .       (12,672)          (11,887)
                                    --------          --------
Net property, plant and
    equipment. . . . . . . . .        18,681            21,019

     Total assets. . . . . . .      $102,033          $156,513
                                    ========          ========


The accompanying notes are an integral part of these statements.

          FRUEHAUF TRAILER CORPORATION AND SUBSIDIARIES
                     (Debtor-in-Possession)
         CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                          (in thousands)

                                      September 30,       December 31,
                                           1996              1995
                                      -------------       ------------
                                       (unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
 Trade accounts payable. . . . . . .     $ 35,654           $ 51,703
 Accrued compensation and benefits          5,553              7,835
 Accrued warranties and
    products liability . . . . . . .        6,714              6,876
 Other current liabilities . . . . .       21,932             19,762
 Current portion of long-term
    debt (See Note D). . . . . . . .       74,533             33,592
                                         --------           --------
     Total current liabilities . . .      144,386            119,768

Liabilities subject to settlement
  under chapter 11 reorganization
  proceedings (See Note E) . . . . .          --                 --
                                         --------           --------

Long-term debt, less current
  portion (See Note D). . . . . .  .          --              67,374
Postretirement benefits. . . . . . .       33,606             34,353
Other long-term liabilities. . . . .       32,812             36,041

Contingencies and
   litigation (See Note G). . . . . .

Stockholders' deficit
 Common Stock $0.01 par value -
    authorized 60,000 shares; issued
    and outstanding 39,712 shares at
    September 30, 1996 and 39,212
    shares at December 31, 1995 . . .         397                392
 Additional paid-in capital. . . . .      131,114            130,244
 Common Stock Purchase Warrants  . .        9,102              8,892
 Accumulated deficit . . . . . . . .     (249,068)          (240,235)
 Foreign currency translation
    adjustment . . . . . . . . . . .         (316)              (316)
                                         --------           --------

     Total stockholders' deficit . . .   (108,771)          (101,023)

Total liabilities and
 stockholders' deficit. . . . . . . .    $102,033           $156,513
                                         ========           ========

The accompanying notes are an integral part of these statements.

          FRUEHAUF TRAILER CORPORATION AND SUBSIDIARIES
                     (Debtor-in-Possession)
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                    (in thousands, unaudited)

                                             Nine Months Ended
                                               September 30,
                                            --------------------
                                            1996            1995
                                            ----            ----

Operating Activities:
Net loss . . . . . . . . . . . .         $ (8,833)        $  (42)
Adjustments to reconcile net income
     to net cash from (used in)
     operating activities:
Depreciation. . . . . . . . . . . .         1,182           1,298
Amortization of deferred debt
   issuance costs and debt discount.        1,066             722
Unremitted earnings from
   affiliate companies. . . . . . .            --          (2,448)
Gain on sale of excess assets . . .       (14,202)         (1,854)
Non-cash restructuring credit . . .            --          (2,970)
Impairment in value of
   promissory note. . . . . . . . .         2,143              --
Extraordinary gain on satisfaction
   of payable to Terex Corporation             --          (1,156)
Extraordinary loss on early
   extinguishment of debt. . . . .          1,200           1,216
Increase (decrease) in cash due
to changes in operating assets
and liabilities:
   Net receivables . . . . . . . .         16,954          (6,579)
   Net inventories . . . . . . . .         30,203         (13,763)
   Trade accounts payable. . . . .        (16,555)          2,828
   Other assets and liabilities. .         (5,710)        (12,069)
                                          -------         -------
      Net cash from (used in)
      operating activities. . . . .         7,448         (34,817)
                                          =======         =======

Investing Activities:

Capital expenditures . . . . . . .           (426)         (1,091)
Proceeds from sale of excess
    assets. . . . . . . . . . . .          21,561          27,069
Increase in restricted cash. . . .         (1,055)         (6,516)
                                          -------         -------
      Net cash from investing
      activities. . . . . . . . .          20,080          19,462
                                          =======         =======

Financing Activities:
Net increase (decrease) in Revolving
  Credit Facility borrowings . . .        (25,704)          5,763
Issuance of Working Capital
  Term Note. . . . . . . . . . . .          6,500              --
Net repayments under notes payable . .         --             (77)

Principal repayments of
  long-term debt . . . . . . . . .         (8,254)         (9,122)
Proceeds from issuance of Common
  Stock . . . . . . . . . . . . .              --          20,666
Issuance of Senior Notes . . . . .             --          66,617
Extinguishment of former bank
  credit facility. . . . . . . . .             --         (66,617)
Debt issuance costs  . . . . . . .           (261)         (4,516)
                                          -------         -------
    Net cash from (used for)
    financing activities. . . . .         (27,719)         12,714
                                          =======         =======

Net decrease in cash and cash
    equivalents. . . . . . . . . .           (191)         (2,641)
Cash and cash equivalents at
    beginning of period . . . . . .         3,804           7,789
                                          -------         -------
Cash and cash equivalents at
    end of period . . . . . . . . .       $ 3,613        $  5,148
                                          =======         =======

      The accompanying notes are an
    integral part of these statements.

  FRUEHAUF TRAILER CORPORATION AND SUBSIDIARIES
             (Debtor-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (dollars in thousands, unless otherwise denoted)

                September 30, 1996

NOTE A - PROCEEDING UNDER CHAPTER 11

On October 7, 1996 (the "Petition Date"), Fruehauf Trailer
Corporation ("Fruehauf" or the "Company"), together with all of its subsidiaries excluding its Mexican subsidiary, Fruehauf de Mexico S.A. de C.V. ("Fruehauf de Mexico"), filed voluntary petitions for reorganization under chapter
11 ("Chapter 11") of the United States Bankruptcy Code 11
U.S.C. ss 101-1330 (the "Bankruptcy Code") in the United
States Bankruptcy Court for the District of Delaware (the
"Bankruptcy Court") and are currently operating their respective businesses as debtors-in-possession, subject to the approval of the Bankruptcy Court for certain non-ordinary course transactions. Additionally, certain official and unofficial creditor committees have been formed which have the right to review and object to non-ordinary course business transactions and are expected to participate in the formulation of any plan or plans of reorganization. While Fruehauf de Mexico is not a debtor, the Company's equity interest in Fruehauf de Mexico and related intercompany receivables owed by Fruehauf de
Mexico represent assets of the bankruptcy estate. The assets, liabilities and revenues of Fruehauf de Mexico comprise less than 5% of the related consolidated totals.

On October 21, 1996, a single official unsecured creditors' committee was appointed by the U.S. trustee pursuant to section 1102 of the Bankruptcy Code (the
"Creditors' Committee"). The Creditors' Committee has the right, among other things, to review and object to certain transactions outside the ordinary course of the Company's business and is expected to participate in the negotiation of any plan or plans of reorganization. In addition, an unofficial committee of certain of the holders of the Company's 14.75% senior secured notes (the
"Senior Notes") (the "Noteholders' Committee") has also been formed to represent the interests of the holders of the Senior Notes. The Company is not aware of any other unofficial creditors or equity holders committees that have been formed. No other official committees of creditors or equity holders have been appointed as of the date of this filing. Under the Bankruptcy Code and pursuant to a court order, the Company will be required to pay legal and other advisory fees and expenses of the Creditors' Committee, the Noteholders' Committee and those of the Company. The ultimate amount of such expenses cannot be predicted with certainty. Such expenses will be expensed as they are incurred.

The Company has the exclusive right pursuant to section
1121 of the Bankruptcy Code to file a plan of reorganization within 120 days of the Petition Date (the
"Exclusive Period"). The Company is currently in the process of developing a business plan which will serve as the basis for a plan of reorganization. The Company expects that the Creditors' Committee and Noteholders'
Committee will participate in the negotiation of a plan of reorganization during the initial Exclusive Period.
Although the timing of any filing of a plan of reorganization plan cannot be predicted with certainty, the Company's present intention is to present the Creditors' Committee and Noteholders' Committee with a proposed plan of reorganization as soon as possible.
Nonetheless, the Company may need to seek an extension of the Exclusive Period. If the Company is unable to obtain confirmation of a plan of reorganization, its creditors or equity security holders may seek a liquidation of Fruehauf by conversion to a chapter 7 bankruptcy case or otherwise.
In that event, it is likely that additional liabilities would be asserted that are not presently reflected in the financial statements. Furthermore, certain liabilities, such as those related to defined benefit pension plans, are computed under assumptions for an ongoing business.
In the event of a liquidation, other assumptions would be used in such computations and the amounts reflected in the financial statements would be subject to adverse adjustments in amounts which, while not presently determinable, would be material.

Pursuant to the approval of the Bankruptcy Court, the Company and its affiliated debtors have entered into a $55 million debtor-in-possession financing facility with
Madeleine LLC ("Madeleine"), an affiliate of Cerberus
Partners, L.P. (the "DIP Facility"). The conditions precedent to obtaining advances under the DIP Facility required, among other things, (1) satisfaction of pre-petition secured indebtedness owed Congress Financial
Corporation (Central) ("Congress") under the Company's revolving credit facility (the "Revolving Credit
Facility") and a working capital term note (the "Working
Capital Term Note"), (2) satisfaction of pre-petition secured indebtedness owed to K-H Corporation ("K-H") pursuant to a loan agreement (the "Subordinated Revolving
Note"), (3) release of liens by Congress and K-H, (4) granting of a first priority lien to Madeleine on substantially all of the assets of the Company and its affiliated debtors and (5) the holders of the Senior Notes subordinating their liens to the liens granted to Madeleine. See further discussion of the DIP Facility in Note D - "Debt."

The commencement of the Chapter 11 cases resulted in the imposition of an automatic stay under Section 362 of the Bankruptcy Code against the commencement or continuation of any judicial, administrative or other proceeding against the Company, against any act to obtain possession of property of or from the Company, and against any act to create, perfect or enforce a lien against property of the Company, subject to certain exceptions. Fruehauf's creditors, therefore, are prohibited from attempting to collect pre-petition debts without the consent of the Bankruptcy Court. Any creditor may seek relief from the automatic stay and, if applicable, enforce a lien against its collateral, if authorized by the Bankruptcy Court.
There are various other provisions of the Bankruptcy Code that may impose limitations or constraints on the Company's operations.

In addition, the Company may reject pre-petition executory contracts and unexpired leases under Section 365 of the Bankruptcy Code, and parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization claims process. The Company has not yet made decisions with respect to the assumption or rejection of its various executory contracts and unexpired leases. Substantially all the liabilities under these contracts and leases in existence as of the Petition Date are subject to being paid or compromised under a plan of reorganization to be voted upon by all impaired classes of creditors and equity holders and approved by the Bankruptcy Court.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter
11 filings and circumstances relating to this event, including the Company's highly leveraged financial structure and recurring losses from operations as reflected in the Condensed Consolidated Statement of Operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. As a Chapter 11 debtor, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities (in each case subject, under certain circumstances, to Bankruptcy Court approval), for amounts other than those reflected in the condensed consolidated financial statements. Further, the amounts reported in the condensed consolidated financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might result as a consequence of actions taken pursuant to a plan of reorganization. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with debtor-in-possession and other financing agreements and the ability to generate sufficient cash from operations, investing and financing sources to meet obligations.

Substantially all of the Company's debt subject to settlement in its Chapter 11 cases is in default of the terms of certain of the applicable loan agreements, notes and indentures. For financial statement reporting purposes after the Petition Date, those liabilities and obligations whose disposition is dependent on the outcome of the Chapter 11 cases will be segregated and reclassified as liabilities subject to settlement under the reorganization proceedings on the Company's balance sheet (see also Note E - "Liabilities Subject to
Settlement under Reorganization Proceedings"). Certain pre-petition liabilities were approved by the Bankruptcy
Court for payment in the ordinary course of business and accordingly will be included in the appropriate liability captions on the Company's balance sheet after the Petition
Date. Such liabilities include payments for wages, salaries and employee benefits and certain customer obligations. As of the Petition Date, the Company has discontinued accruing interest on its unsecured pre-petition debt obligations. Under certain circumstances, the Company believes that the Senior Notes may be undersecured as of the Petition Date.

NOTE B - BASIS OF PRESENTATION

Current Basis of Presentation

As discussed previously, the accompanying condensed consolidated financial statements of the Company as of September 30, 1996 and for the three and nine months ended
September 30, 1996 have been prepared on a going concern basis. Such financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation
S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
The accompanying consolidated balance sheet as of December
31, 1995 has been derived from the audited consolidated financial statements as of that date. Certain prior year amounts have been conformed to the current year presentation.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist only of those of a normal recurring nature, other than those adjustments discussed in Note F.
Operating results for the three and nine months ended
September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December
31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 ("1995 10-K").

Fresh Start Reporting

AICPA Statement of Position 90-7, "Financial Reporting by
Entities in Reorganization Under The Bankruptcy Code" provides that if the reorganization value of the assets of an entity emerging from bankruptcy immediately before the date of confirmation of a plan is less than the total of all post-petition liabilities and allowed pre-petition claims, and if holders of the existing voting shares immediately before confirmation receive less than 50% of the voting shares of the emerging entity, the entity is required to adopt fresh start reporting upon emergence from chapter 11. As discussed previously, the Company is in the process of developing a business plan which will serve as the basis for a plan of reorganization. While there can be no assurance that the Company will be able to obtain confirmation of a plan, the Company believes that it is reasonably possible that the Company will be required to adopt fresh start reporting upon a successful emergence from Chapter 11.

NOTE C - INVENTORIES

Inventories consisted of the following at:

                                     September 30,    December 31,
                                          1996           1995
                                     -------------     -------------
 New trailers. . . . . . . . . . .       $ 6,105         $ 19,324
 Used trailers . . . . . . . . . .         1,816            4,288
 Finished parts. . . . . . . . . .         8,314           14,923
 Work-in-process and
    raw materials . . . . . . . .         11,523           19,926
                                        --------          -------
        Gross inventories. . . . .        27,758           58,461
 FIFO inventory value
    over LIFO costs. . . . . . . .        (2,799)          (3,299)
                                        --------          -------
        Net inventories. . . . . .       $24,959          $55,162
                                        ========          =======


NOTE D - DEBT

Debt consisted of the following at:

                                         September 30,   December 31,
                                             1996            1995
                                         ------------    -----------
Senior Notes bearing interest at
    14.75% due April 2002 (net of
    unamortized debt discount of
    $3,323 at September 30, 1996 and
    $4,094 at December 31, 1995) . . .      $ 51,182      $ 58,480
Revolving Credit Facility bearing
    interest at prime (8.25% at
    September 30, 1996) plus 2.5%,
    due May 1997 . . . . . . . . . . .         7,639        33,343
Working Capital Term Note bearing
    interest at prime (8.25% at
    September 30, 1996) plus 2.5%,
    due May 1997 (net of unamortized
    debt discount of $123 at
    September 30, 1996) . . . . . .           6,377            --
Subordinated Revolving Note bearing
    interest at prime (8.25% at
    September 30, 1996) plus 2.5%,
    due the later of December 1,
    1999 or 15 days after the full
    redemption of the Senior Notes. .            125           --
Warrant Notes bearing interest at
    15% due October 1998 . . . . . .           8,692         8,692
Other                                            518           451
                                             -------      --------
      Total debt. . . . . . . . . .          $74,533      $100,966
                                             =======      ========

 DIP Facility

By order dated October 9, 1996, the Bankruptcy Court authorized borrowings of up to $35 million on an interim basis pursuant to the DIP Facility. By order dated
November 5, 1996, the Bankruptcy Court approved the DIP
Facility on a final basis, providing the Company with access to the entire $55 million commitment contemplated by the DIP Facility. The conditions precedent to obtaining advances under the DIP Facility required, among other things, (1) satisfaction of pre-petition secured indebtedness owed Congress under the Revolving Credit
Facility and the Working Capital Term Note, (2) satisfaction of pre-petition secured indebtedness owed to K-H pursuant to the Subordinated Revolving Note, (3) release of liens by Congress and K-H, (4) granting of a first priority lien to Madeleine on substantially all of the assets of the Company and its affiliated debtors and
(5) the holders of the Senior Notes to subordinate their liens to the liens granted Madeleine.

The DIP Facility provides for (i) a borrowing base facility of up to $35 million (as such amount may be reduced from time to time by voluntary and mandatory commitment reductions) subject to certain borrowing base limitations (the "Borrowing Base Facility") and (ii) an overadvance facility of up to $20 million (as such amount may be reduced from time to time by voluntary and mandatory commitment reductions) (the "Overadvance
Facility"). Advances under the Borrowing Base Facility are referred to as "Borrowing Base Loans" and advances under the Overadvance Facility are referred to as "Overadvance Loans." The available borrowing base is calculated by applying the prescribed advance ratios against eligible receivables (ranging from 65% to 85%) and eligible inventory balances (ranging from 50% to 70%), in accordance with the terms of the DIP Facility. Applying the prescribed advance ratios against eligible receivables and inventories under the DIP Facility results in a borrowing base of $20.7 million as of November 8, 1996.
Total borrowings under the DIP Facility as of November 8, 1996 totaled $28.3 million, resulting in a $7.6 million utilization of the $20 million Overadvance Facility.

The DIP Facility matures the earliest of (a) April 30,
1997; (b) the effective date of one or more plans of reorganization; or (c) upon default and acceleration of the DIP Facility. Borrowing Base Loans bear interest at prime plus 3.5%, while Overadvance Loans bear interest at prime plus 7.5%. Interest on the DIP Facility is payable monthly in arrears. Obligations under the DIP Facility that are not paid when due bear interest at 2% per annum in excess of the amount otherwise payable. In addition, the DIP Facility requires the payment of (i) a one-time nonrefundable facility fee of $1.9 million, or 3.5% of the aggregate $55 million commitment, which was paid at the closing of the DIP Facility, (ii) monthly administrative and monitoring fees and (iii) unused commitment fees equal to 1/2% of the average unused commitments under the Borrowing Base Facility and Overadvance Facility.

The DIP Facility is secured by first priority security interests (subject only to the carve out for certain administrative expense claims and certain other permitted encumbrances) in and liens on all existing and future acquired property of the Company. The final financing order entered by the Bankruptcy Court also granted
Madeleine super-priority administrative claim status
(subject only to the carve out for certain administrative expense claims and certain other permitted encumbrances) with respect to all obligations under the DIP Facility.
The DIP Facility and the final financing order provide for a carve out for certain fees and expenses of professionals retained by the Company and its affiliated debtors, the Creditors' Committee, the Indenture Trustee for the Senior
Notes and the Noteholders' Committee (but not including investment banking or crisis manager fees or expenses) in connection with the Chapter 11 case in an aggregate amount not to exceed (on a cumulative basis) $1.0 million per month less the amount of any fees and expenses paid for such month and any unpaid fees to the Clerk of the Bankruptcy Court or the United States trustee.

The DIP Facility contains certain financial covenants relating to minimum levels of consolidated revenues and earnings before interest, taxes, depreciation and amortization. The DIP Facility also includes, among others, negative covenants concerning (i) the incurrence of additional indebtedness, (ii) the incurrence of liens on the Company's assets and properties, (iii) the making of investments in other entities, (iv) the Company's incurrence of contingent obligations, (v) the Company's ability to effect asset sales, (vi) limitations on the level of capital expenditures the Company can make, (vii) the Company's ability to engage in transactions with affiliates and (viii) the making of restricted payments.

    Revolving Credit Facility/Working Capital
     Term Note/Subordinated Revolving Note

As a condition of the DIP Facility and pursuant to authority granted by the Bankruptcy Court, the Company entered into certain payoff letters with Congress and K-H with respect to the satisfaction of pre-petition indebtedness owed Congress and K-H (collectively, the "Payoff Letters"). The terms of the Congress Payoff
Letter provided for the payment to Congress of approximately $14.5 million, comprised of (i) $7.3 million in respect of outstanding revolving loans under the Revolving Credit Facility, (ii) $6.2 million to cash collateralize outstanding letters of credit issued pursuant to the Revolving Credit Facility, (iii) $0.3 million representing 5% of the outstanding letters of credit to collateralize certain indemnity obligations,
(iv) $0.45 million, or 1% of the $45 million commitment under the Revolving Credit Facility, as an early termination fee and (v) $0.2 million for certain legal and other accrued costs related to the Revolving Credit
Facility. In addition, the Congress Payoff Letter required the Company, as a condition to discharging and terminating the Revolving Credit Facility and Congress releasing its liens, to release Congress from any claims the Company may have against Congress. On October 10,
1996, the Company used the proceeds of the initial draw under the DIP Facility to fund the $14.5 million to Congress, thus discharging all remaining obligations pursuant to the Revolving Credit Facility.

The terms of the K-H Payoff Letter provided for the payment to K-H of approximately $6.7 million, comprised of
(i) $6.5 million in respect of the Working Capital Term
Note, (ii) $0.1 million in respect of the Subordinated
Revolving Note and (iii) $0.1 million representing accrued interest and certain legal and other costs related to the Working Capital Term Note and Subordinated Revolving Note.
In addition, the K-H Payoff Letter required the Company, as a condition to discharging the obligations under the Working Capital Term Note and the Subordinated Revolving
Note and K-H releasing its liens, to release K-H from any claims the Company may have against K-H with respect to the loans. On October 10, 1996, the Company used the proceeds of the initial draw under the DIP Facility to fund the $6.7 million to K-H, thus discharging all remaining obligations pursuant to the Working Capital Term
Note and the Subordinated Revolving Note.

 Senior Notes

A condition precedent to entering into the DIP Facility required the holders of the Senior Notes to consent to the DIP Facility, including the creation of first priority security interests for Madeleine (subject to the carve out for professional fees and certain other permitted encumbrances). Holders of the Senior Notes representing in excess of 75% of the total outstanding principal amount of Senior Notes indicated their express consent to the implementation of the DIP Facility. The holders of the Senior Notes received replacement liens on substantially all of the Company's assets and properties subordinate only to the liens granted to Madeleine pursuant to the DIP
Facility (and certain other claims, including the professional fee carve out). Under certain circumstances, the Company believes that the Senior Notes may be undersecured as of the Petition Date.

Pursuant to the terms of the Indenture, the Company commenced an offer dated June 28, 1996 to repurchase
Senior Notes with an aggregate principal balance, plus accrued interest, of approximately $8.1 million
(consisting of approximately $7.5 million of remaining
Foreign Sale (as defined below) proceeds and approximately
$0.6 million on deposit with the Trustee from previous asset sales). The offer to repurchase Senior Notes was fully subscribed. Accordingly, the Company repurchased
Senior Notes with an aggregate principal balance of $8.1 million on August 5, 1996. After giving effect to the repurchase, Senior Notes with an aggregate principal balance of $54.5 million remained outstanding as of the Petition Date.

      Warrant Notes and Other

The Company's unsecured promissory notes due October 1998
(the "Warrant Notes") and its other unsecured debt subject to settlement in its Chapter 11 case are in default of certain of the terms of the applicable loan agreements and notes. For financial statement reporting purposes, these debt obligations whose disposition is dependent on the outcome of the Chapter 11 case have been segregated and will be reclassified as liabilities subject to settlement under the reorganization proceedings in subsequent financial statements (see also Note E - "Liabilities
Subject to Settlement under Reorganization Proceedings").
As of the Petition Date, the Company has discontinued accruing interest on its unsecured pre-petition debt obligations.

NOTE E - LIABILITIES SUBJECT TO SETTLEMENT UNDER
         REORGANIZATION PROCEEDINGS

Liabilities subject to settlement in the Company's Chapter
11 cases include all the Company's current and long-term debt (excluding obligations under the Revolving Credit
Facility, Working Capital Term Note and Subordinated
Revolving Note which were satisfied as discussed previously), trade accounts payable, accrued interest expense and other accrued liabilities as of the Petition
Date.  As the Petition Date occurred after September 30,
1996, the exact amount of liabilities outstanding as of September 30, 1996 that were also outstanding at the Petition Date, and thus are subject to settlement, is not known. Accordingly, liabilities ultimately subject to settlement under the reorganization cases are not segregated in the Condensed Consolidated Balance Sheet as of September 30, 1996. However, subsequent to September
30, 1996 and before the Petition Date, the Company did not incur any material liabilities not already accounted for in the September 30, 1996 Condensed Consolidated Balance
Sheet nor did the Company make any material payments on liabilities included in the September 30, 1996 Condensed
Consolidated Balance Sheet.

As part of the Chapter 11 reorganization process, the Company has notified all known or potential claimants for the purpose of identifying all pre-petition claims against the Company. A claims bar date has yet to be set by the Bankruptcy Court. Generally, claimants have until such bar date to file claims or be barred from further action or recourse on account of such claims, except in instances of claims relating to any future rejection of executory contracts as part of the Chapter 11 cases and certain other claims. Additional claims and pre-petition liabilities may arise as certain contingent and/or potentially disputed bankruptcy claims are settled for amounts that may differ from those shown on the Condensed
Consolidated Balance Sheet.


NOTE F - MATERIAL NONRECURRING ADJUSTMENTS

On February 10, 1995, Jacksonville Shipyards, Inc., a wholly-owned subsidiary of the Company ("Jacksonville"), completed the sale of substantially all of its remaining real estate in three separate transactions. With respect to one purchaser, the proceeds from the sale of Jacksonville's properties consisted of an interest bearing promissory note secured by a mortgage on the underlying property and assumption of liabilities related to the property. The purchaser has defaulted on payments of principal and interest on the promissory note. In an effort to realize value from the promissory note, Jacksonville has sought a buyer of the promissory note and related mortgage interest. After extensive discussions with a prospective buyer of the promissory note, the discussions were terminated due to certain issues unrelated to the proposed economic terms. Thereafter, on May 8, 1996, Jacksonville initiated a foreclosure proceeding on the real property securing the promissory note. Such discussions, however, including the proposed economic terms of the promissory note sale, indicated that the entire carrying amount of the promissory note may not be recoverable. Jacksonville recorded a non-cash impairment write-down of approximately $2.1 million in the first quarter of 1996 to reflect the diminution in value of the promissory note and underlying real property. More recently, Jacksonville has entered into a Note and Mortgage purchase agreement whereby Jacksonville will sell the note and underlying mortgage for $2.7 million in cash.
Jacksonville expects to close, subject to Bankruptcy Court approval, the sale before the end of the first quarter of 1997. It should be noted, however, that there can be no assurance that the transaction will close.

The Company completed the sale of certain of the Company's foreign assets (the "Foreign Sale") on June 21, 1996.
Proceeds to the Company, net of transaction costs and $1.0
million held in escrow, totaled approximately $18.3 million. The assets sold in the Foreign Sale consisted of the Company's interest in (i) capital stock of certain foreign trailer manufacturers, including Societe
Europeenne de Semi-Remorques, S.A. ("SESR"), Nippon
Fruehauf Company, Ltd. ("Nippon Fruehauf") and Henred
Fruehauf (Pty) Ltd. ("Henred Fruehauf") (such stock interests excluded Fruehauf de Mexico), (ii) certain trademark and technology license agreements currently operative outside North America (including without limitation, all rights to any fees payable under any such existing agreements and any renewals thereof that may be made in the future), (iii) the trademark "Fruehauf" outside North America and (iv) certain excess machinery and equipment and the rights to collect certain export trade receivables. The Company recognized a gain of approximately $14.0 million related to the Foreign Sale.
As a result of the Foreign Sale, the Company no longer generates income from equity affiliates, dividend income or royalty income related to such foreign assets.

The Company recognized a gain of $3.0 million in the first quarter of 1996 in connection with the settlement of litigation.

Pursuant to the terms of the Indenture, the Company was required in certain circumstances to offer to repurchase
Senior Notes out of proceeds of asset sales. During the third quarter of 1996, the Company repurchased $8.1 million in aggregate principal amount of Senior Notes from certain of the proceeds of asset sales. As a result of such repurchase of Senior Notes, the Company was required to write off $1.2 million during the third quarter of 1996, representing a proportionate share of remaining unamortized deferred debt issuance costs and debt discount.


NOTE G - CONTINGENCIES AND LITIGATION

Pursuant to section 362 of the Bankruptcy Code, substantially all pre-petition non-Bankruptcy Court litigation against the Company and other contingent liabilities were automatically stayed by the Chapter 11 filings. Motions may be made, although none have yet been heard, in Bankruptcy Court to modify the automatic stay provisions of the Bankruptcy Code to permit certain matters to continue to be litigated in the courts where they are pending. Affected parties may file claims with the Bankruptcy Court in accordance with the reorganization claims process.

    Litigation

In December 1992, a class action complaint was filed on behalf of all persons who purchased the Company's Common
Stock during the period June 28, 1991 through December 4,
1992 against the Company, Terex Corporation ("Terex"), certain of the Company's present and former officers and Directors, and certain of the underwriters in the Company's initial public offering (the "IPO") in the United States District Court for the Eastern District of
Michigan, Southern Division, seeking unspecified compensatory and punitive damages. A related action against the Company's former auditors, Deloitte & Touche
LLP ("Deloitte & Touche"), was subsequently filed on behalf of the same persons, and the cases have been consolidated for some purposes.

Discussions held among the Company, on behalf of itself and certain of its present and former Directors and officers, Terex, the underwriter defendants and the plaintiffs resulted in a settlement of the litigation as to all defendants other than Deloitte & Touche. Formal settlement documentation was approved by the District
Court on August 17, 1995. The settlement terms require the Company, as its share of the settlement, to (a) pay
$0.1 million in cash to a settlement fund, (b) issue a note or notes in the amount of $3.3 million and (c) issue warrants for the purchase of 325,000 shares of Common
Stock. To the extent that the warrants do not have an agreed upon value of $0.9 million, the Company must issue additional notes in the amount of the difference. The
Company paid $0.1 million into the settlement fund in the second quarter of 1995 and the Company has attempted to develop the specific terms of the notes and warrants. The
Company has experienced difficulties in negotiating terms acceptable to the Company. As of the Petition Date, the Company had not distributed any securities pursuant to the settlement.

The Company is involved in other various legal proceedings that have arisen in the normal course of business. Most of these legal proceedings involve products liability or other various claims for which the Company is principally self-insured. In addition, the Company's former maritime operations are among a number of defendants in legal proceedings wherein the plaintiffs claim to have been damaged by exposure to asbestos fibers and silica dust.
The Company has reviewed the products liability and other cases that have arisen in the normal course of Company's business. The Company evaluates the possible impact of this litigation, including the uncertainties as to the timing of expenditures for settlements and/or bonding on appeal, on the Company in light of current circumstances.
Although the Company has established reserves for loss contingencies based on available information, it is reasonably possible that such estimates will change in the near future.

In December 1995, the Company reached a settlement of a product liability suit whereby the Company issued, as part of the settlement, 500,000 shares of common stock during 1996. The Company had litigation reserves totaling $11.1 million at September 30, 1996. However, pursuant to section 362 of the Bankruptcy Code, all pre-petition non-Bankruptcy Court litigation against the Company and other contingent liabilities were automatically stayed by the Chapter 11 filing.

The Company settled its previously announced litigation against Deloitte & Touche on April 24, 1996, which settlement by its terms is confidential.

      Environmental Matters

The Company has facilities at numerous geographic locations which are subject to a range of federal, state and local environmental laws and regulations. Compliance with these laws has, and will, require expenditures on a continuing basis. The Company and/or Jacksonville has been identified as a "Potentially Responsible Party" at several multi-party Superfund sites, and has also identified environmental exposures at certain other sites not designated as Superfund sites. The Company and/or
Jacksonville has participated in administrative or court proceedings involving a number of sites. Many of the proceedings are at a preliminary stage, and the total costs of remediation, the timing and extent of remedial actions that may be required, and the amount of the Company's liability with respect to these sites cannot presently be estimated. When it is possible to make reasonable estimates of the Company's liability with respect to such matters, a provision is recorded. When it is possible to estimate a range of liability but management is unable to determine the amount within the range that is the best estimate, a provision is recorded for the minimum amount of the range. The Company's reserve for Superfund sites and other environmental contingencies totaled $11.9 million at September 30, 1996 at the sites for which the Company has been able to make estimates. Based upon the many factors that impact the Company's ultimate costs of remediation, it is reasonably possible that such estimates will change in the near future. The amount of possible loss, if any, in excess of the amounts recorded cannot presently be estimated.
Certain environmental liabilities may not be stayed under
Section 362 of the Bankruptcy Code.

      Other

The Company is party to a lease with respect to a former manufacturing plant in Fort Worth, Texas (the "Fort Worth
Lease"). The Fort Worth Lease expired pursuant to its terms in October 1996. The landlord recently notified the Company of its belief that the Company is in default of the Fort Worth Lease with respect to certain covenants relating to the maintenance of the leased property. The landlord has indicated its desire that the Company perform certain repair and maintenance to the facility which the landlord estimates the cost of such repair at approximately $1.7 million. The actual amount of any liability or the extent that the Company may be liable cannot be determined at this time. The Company has not recorded a reserve related to such contingency.

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

The United States Department of Labor ("DOL") has alleged that the Company's former Chairman, Randolph W. Lenz;
Terex Corporation (the Company's former parent); and the Company violated certain provisions of the Employee
Retirement Income Security Act of 1974. The Company understands that the DOL has not brought suit at this time; however, the DOL has set forth its settlement requirements in this matter. Such proposed settlement would require Lenz to enter into a Consent Judgment where
Lenz would be required to pay a sum estimated to be in excess of $2.8 million to the Terex Corporation Master
Retirement Plan Trust and that Lenz enable the Master
Trust to reverse its acquisition of another asset by selling it to Lenz. The Company currently does not believe that the allegations made by the DOL will have a material adverse impact on the Company.


NOTE H - MANAGEMENT'S ACTION PLAN AND OUTLOOK

As discussed previously, the Company has the Exclusive
Period in which, pursuant to section 1121 of the Bankruptcy Code, to file a plan of reorganization. The
Company is currently in the process of developing a business plan which will serve as the basis for a plan of reorganization. The DIP Facility requires that the Company submit a business plan to the DIP Facility lender by December 15, 1996. Such plan is required to consider the sale of the entire business in whole or in parts during the Chapter 11 cases or under a plan of reorganization.
The Company expects that the Creditors' Committee and Noteholders' Committee will participate in the negotiation of a plan of reorganization during the 120 day Exclusive
Period. Although the timing of any filing of a plan of reorganization plan cannot be predicted with certainty, the Company's present intention is to present the Creditors' Committee and Noteholders' Committee with a proposed plan of reorganization as soon as possible.
Nonetheless, the Company may need to seek an extension of the Exclusive Period.

As discussed previously, the DIP Facility matures the earliest of (a) April 30, 1997; (b) the effective date of one or more plans of reorganization; or (c) upon default and acceleration of the DIP Facility. The DIP Facility maturity date of April 30, 1997 and the amount of the Overadvance Facility of $20 million was based upon financial projections that indicated that liquidity under the DIP Facility would be exhausted as of April 30, 1997.
The appropriateness of the amount of the Overadvance
Facility and the maturity date of the DIP Facility are dependent upon, among other things, the future financial results of operations, the ability to comply with restrictive financial covenants set forth in the DIP
Facility and the ability to generate sufficient cash from operations and financing sources to meet obligations. In addition, management currently believes that a successful reorganization may also require the sale of one or more business units to generate liquidity during the Chapter 11 proceeding. The Company has little experience operating as a debtor-in-possession and its projections as to the ability to generate sufficient cash to make payments in Chapter 11 are based upon assumptions that may not be realized. Based upon these factors, there is substantial risk that the Company will exhaust its liquidity prior to April 1997. Until a plan of reorganization is approved by the creditors and confirmed by the Bankruptcy Court, the long-term liquidity and the adequacy of the Company's capital resources cannot be determined. No plan of reorganization has yet been filed with the Bankruptcy
Court and no assurances can be given that the Company will be able to obtain confirmation of a plan of reorganization. If the Company is unable to obtain confirmation of a plan of reorganization, its creditors or equity security holders may seek a liquidation of Fruehauf by conversion to a chapter 7 bankruptcy case or otherwise.
In a forced liquidation of the Company's assets, it is likely that the Senior Notes will be substantially undersecured and that no recovery will be available to the Company's unsecured creditors or equity holders.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

On October 7, 1996, Fruehauf, together with all of its subsidiaries excluding Fruehauf de Mexico, filed voluntary
Chapter 11 petitions under the Bankruptcy Code in the United States Bankruptcy Court for the District of
Delaware and are currently operating their respective businesses as debtors-in-possession, subject to the approval of the Bankruptcy Court for certain proposed non-ordinary course transactions. In early 1996, management and the Board of Directors of Fruehauf determined that a major financial restructuring would be required to ensure the Company's long-term survival. The
Company expended substantial efforts over the ensuing months exploring alternatives to modify its capital structure, including discussions with other trailer manufacturers as to possible consolidations or other potential strategic investments and the sale of non-strategic assets. Despite several actions consummated to date, the Company continued to operate within severe liquidity constraints. As a consequence, the ability of the Company to meet ongoing debt service requirements, to meet cash funding requirements (including trailing liabilities) and to otherwise satisfy its obligations to its vendors and lenders was adversely effected. Based upon developments with respect to the Company's pre-petition exploration of alternatives to modify its capital structure outside of bankruptcy, the Board of Directors of the Company concluded that sufficient liquidity did not exist to execute such transactions in a non-bankruptcy context.

The Company's determination that it must restructure and reduce cash funding requirements for debt service and trailing liabilities arose out of its belief that the trailer industry is in a critical condition as a result of manufacturing overcapacity and that the Company's competitive position was adversely impacted by its high leverage and cash funding requirements for trailing liabilities. The Company's level of new trailer sales is largely dependent on production levels and market demand.
The domestic trailer industry entered a strong cyclical rebound in late 1991 that continued through 1995, culminating in an all time record level of sales of approximately 279,000 units in 1995. During this same period, several of the larger trailer manufacturers added significant manufacturing capacity. Beginning in late
1995, the new trailer industry experienced a significant reduction in retail market demand for new trailers.
Industry shipments for 1996 are projected by industry sources to be down approximately 20% from the all time record level of 1995. Fruehauf experienced reduced bookings levels during the second half of 1995 and the first half of 1996, as well as an increase in the cancellation level of sales orders. While the significant reduction in retail demand in the new trailer industry and manufacturing overcapacity affected the trailer industry as a whole, they were particularly adverse to manufacturers such as Fruehauf due to the Company's high leverage and cash funding requirements for trailing liabilities.

Despite actions consummated prior to the Petition Date, the Company continued to operate with severe liquidity constraints and confronted several substantial issues including: (i) the Company did not make the required June
30, 1996 interest payment on the Warrant Notes, and the holders of the Warrant Notes indicated their intent to accelerate the indebtedness represented by the Warrant
Notes following the expiration of a 180 day "standstill" period, (ii) the Company's effort to increase days payable outstanding increased the level of trade accounts payable past normal terms and adversely affected material flow to the Company's operating locations, (iii) a substantial number of the Company's trade vendors placed the Company on "cash-in-advance" or "cash-on-delivery" terms for new shipment of goods and certain vendors required pay down of past due accounts, together with "cash-on-delivery" for new shipments, as a condition for new shipments of goods to the Company, and (iv) the Company determined that it did not have sufficient liquidity to make the required
November 1, 1996 interest payment on the Senior Notes.

As a result of the Chapter 11 filing, Fruehauf has, for financial reporting purposes after the Petition Date, suspended the accrual of interest on unsecured pre-petition debt, which will reduce the amount of interest expense recognized during the Chapter 11 period.
Under certain circumstances, the Company believes that the Senior Notes may be undersecured as of the Petition Date.
However, because the Company has withheld the payment of interest on its unsecured debt throughout most of 1996 and the fact that the May 1, 1996 interest payment on the

Senior Notes was funded with a portion of the Foreign Sale proceeds as opposed to cash generated from operations, it is not expected that this will improve the Company's cash flow. The Company's liquidity and capital resources may also be affected by decisions that it makes in connection with the Chapter 11 cases with respect to unexpired leases and executory contracts, and the Company's results may be adversely affected by administrative expenses which accrue during the Chapter 11 cases and other factors arising from the Chapter 11 cases. For example, pursuant to the Bankruptcy Code, the Company will be required to pay legal and other advisory fees and expenses associated with its Chapter 11 cases. The Company presently estimates that such expenses will be substantial and may average as much as $1 million per month, although such fees and expenses cannot be predicted with any meaningful degree of certainty at this time.

For Fruehauf to reorganize and emerge from Chapter 11, a plan of reorganization must be confirmed by the Bankruptcy
Court. If Fruehauf is unable to obtain confirmation of a plan of reorganization, its creditors or equity holders may seek a liquidation of Fruehauf by conversion to a chapter 7 bankruptcy case or otherwise. In that event, it is likely that additional liabilities and claims would be asserted which are not presently reflected in the Company's financial statements.

On October 21, 1996, the Creditors' Committee was appointed by the United States trustee pursuant to section
1102 of the Bankruptcy Code. The Creditors' Committee has since retained legal counsel and a financial advisor to represent their interests. The Creditors' Committee has the right, among other things, to review and object to certain business transactions and is expected to participate in the negotiation of any plan or plans of reorganization. In addition, certain of the holders of the Senior Notes have also formed an unofficial Noteholders'
Committee. The Company is not aware of any other unofficial creditors or equity holder committees that have been formed.

The Company has the Exclusive Period pursuant to section
1121 of the Bankruptcy Code to file a plan of reorganization within 120 days of the Petition Date. The
Company is currently in the process of developing a business plan which will serve as the basis for a plan of reorganization. Although the timing of any filing of a plan of reorganization plan cannot be predicted with certainty, the Company's present intention is to present the Creditors' Committee and Noteholders' Committee with a proposed plan of reorganization as soon as possible.
Nonetheless, the Company may need to seek an extension of the Exclusive Period.

The financial condition, cash flows and results of operations of Fruehauf and its subsidiaries, as shown in the Condensed Consolidated Financial Statements and Notes thereto, are not necessarily indicative of earnings (loss) potential or future financial position. In addition to the uncertain effects on Fruehauf's financial condition, cash flows and results of operations as a result of the pendency of its Chapter 11 cases, historically there have been significant variations in year-to-year revenues and expenses experienced by the trailer industry in general and Fruehauf in particular, reflecting among other causes such factors as: (i) changes in retail demand caused in part by many external factors, including general economic conditions and regulatory changes, (ii) intensity of competition among trailer manufacturers that ultimately effects pricing sensitivity and (iii) other factors, e.g., the ability to meet anticipated delivery dates, availability of parts to provide timely service and the ability to meet warranty service obligations. Further, the Company's results of operations, liquidity and outlook are subject to additional risks and uncertainties, some of which are outside the Company's control, including those set forth on page 3 of the Company's Annual Report on Form
10-K for the year ended December 31, 1995. In addition, further discussion of risks and uncertainties that could affect the Company's outlook is included under the headings "Results of Operations" and "Liquidity and Capital Resources."

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1996 versus September 30, 1995
--------------------------------------------------------------

      Sales

The Company generated sales of $222.7 million during the first nine months of 1996 compared to $315.9 million for the corresponding 1995 period. The table below is a comparison of net sales by product line for the nine months ended September 1996 and 1995 (in millions of dollars):

                              September 30,     September 30,
                                    1996            1995
                              -------------     -------------

 New trailers. . . . . . .       $ 131.0           $ 198.5
 Used trailers . . . . . .          15.5              24.1
 Replacement parts and
   accessories . . . . . .          49.7              58.9
 Service . . . . . . . . .          16.5              17.9
 International . . . . . .          10.0              16.5
                                 -------           -------
                                 $ 222.7           $ 315.9
                                 =======           =======

The Company's level of new trailer sales is largely dependent on production levels and market demand. The
Company continued to experience the effects of the significantly reduced retail demand in the new trailer industry throughout the first nine months of 1996 and the related additional constraints on the Company's liquidity.
The order cancellation activity experienced by the Company in the first nine months of 1996 resulted in lower than anticipated near term scheduled deliveries to support near term anticipated production levels. In response to the reduced near term scheduled deliveries, the Company suspended its third shift at its Fort Madison, Iowa ("Fort
Madison") assembly plant effective February 26, 1996.
This action followed workforce reductions at its Scott
County, Tennessee ("Scott County") assembly plant during the third and fourth quarters of 1995. In the second quarter of 1996 the Company idled Fort Madison for a week to conserve cash and balance its production schedule.
Production levels into the third quarter of 1996 at Fort
Madison, as well as Scott County are substantially below production levels experienced throughout most of 1995.
More recently, the Company was forced to significantly reduce its production and subsequently temporarily idle its Fort Madison and Scott County assembly plants due to cash constraints preceding the Petition Date. The Company resumed production at the Fort Madison and Scott County assembly plants on October 21, 1996. The Company's backlog of new trailer orders decreased to approximately
$32 million at September 30, 1996 as compared to $172 million as of December 31, 1995, which decrease reflects the substantial reduction in industry demand. The Company has experienced and continues to experience cancellations of new trailer orders prior to scheduled production.
There can be no assurance that cancellations will not occur with respect to the current backlog of new trailer orders.

Domestic new trailer production for the first nine months of 1996 totaled approximately 6,700 as compared to approximately 12,800 for the first nine months of 1995.
Domestic new trailer unit sales totaled approximately
7,500 and 11,900 for the nine months ended September 30, 1996 and 1995, respectively, reflecting of the reduced retail market demand. In addition, the Company's Mexican subsidiary's revenues continue to be adversely affected by the poor economic conditions in the Republic of Mexico.
The Company has also experienced increased price sensitivity on new trailer orders during the first nine months of 1996 due to excess manufacturing capacity in the trailer industry and resulting price competition in the domestic trailer market.

Replacement parts/service sales and used trailer sales for the nine months ended September 30, 1996 decreased by $10.7 million and $8.6 million, respectively, over the comparable 1995 period. The decreased sales levels are primarily attributable to the Company's lower than planned liquidity levels and resulting impact on availability of replacement parts and used trailers to fill orders. Parts orders filled as a percentage of orders placed at the Company's wholesale parts distribution center decreased to below 70% during the third quarter of 1996. Improvement in replacement parts and used trailer availability and resultant replacement parts and used trailer sales are dependent on improved liquidity.

Fruehauf de Mexico continued to experience decreases in Mexican domestic sales volume. Sales were $4.6 million for the first nine months of 1996 compared to $8.4 million for the first nine months of 1995. Mexican domestic sales have been adversely impacted by the depressed Mexican economy throughout 1995 and continuing in 1996. In part to offset the reduced Mexican domestic new trailer sales, Fruehauf de Mexico has produced certain of the United
States operations' new trailer production requirements.
Export sales from the Company's United States operations of wholesale parts and components for the first nine months of 1996 totaled $5.4 million compared to export sales of $8.1 million for the first nine months of 1995.

   Gross Margin

The Company's consolidated gross margin decreased to $23.9 million for the first nine months of 1996 from $40.6 million for the first nine months of 1995. This decrease is primarily the result of the decreased sales volumes, as discussed above and deterioration in new trailer pricing.
The gross margin percentage for the first nine months of 1996 declined to 10.7% as compared to 12.9% for the first nine months of 1995. The Company's gross margin percentages have deteriorated in recent months due to reduced absorption of fixed overhead costs resulting from lower production levels, unfavorable labor variances and increasing price sensitivity in the market. Gross margin was also adversely affected in the first nine months of 1996 due to an increase in certain product liability reserves.

   Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses decreased to $36.1 million for the first nine months of 1996 from $38.0 million for the nine months ended September 30, 1995. The decrease in engineering, selling and administrative expenses is primarily attributable to cost containment measures taken at all the Company's locations and lower variable costs associated with reduced sales volume, offset, in part, by costs associated with the reimbursement of K-H in connection with the assumption agreement entered into at the time of the Fruehauf acquisition (approximately $0.8 million).

The Company recognized a gain of $3.0 million in connection with the settlement of litigation during the first nine months of 1996.

    Restructuring Credit

In 1991, the Company, under prior management, implemented a restructuring program which included restructuring the Company's distribution system by closing Company-owned sales and service branches or converting them to independent dealers. The Company had 59 Company-owned branches at the end of 1991. During 1992, the Company converted 21 locations to independent dealers and five were closed and an additional branch was closed in early
1993. The Company's turnaround program initially contemplated the continuance of the branch restructuring initiated by the Company's prior management. Management had temporarily suspended the branch restructuring program in order to evaluate the feasibility of revising the branch restructuring program. During the second quarter of 1995, management decided to significantly revise the branch restructuring program. Based upon these conclusions, the Company recorded a $3.0 million non-cash restructuring credit in the second quarter of 1995 to reflect the revised program.

   Income (Loss) from Operations

The loss from operations for the nine months ended
September 30, 1996 was $8.2 million compared to income from operations of $7.4 million for the first nine months of 1995. Excluding the impact of the $3.0 million litigation settlement in the first nine months of 1996 and the $3.0 million restructuring credit in the first nine months of 1995, the $15.6 million decrease in income from operations is primarily attributable to decreased sales volumes and resultant lower gross margin dollars, partially offset by the decreased engineering, selling and administrative expenses. The conditions giving rise to the reduced operating results will likely continue to have an adverse effect on sales, operating results and liquidity during the fourth quarter of 1996.

   Other Income (Expense)

Interest expense was $10.6 million for the nine months ended September 30, 1996 compared to $11.5 million for the nine months ended September 30, 1995. The interest rate on the Company's term loans under its former bank credit facility was prime rate, as defined, plus a margin of 2.25%. The interest rate on the term loans pursuant to the former bank credit facility increased from 11% at December 31, 1994 to 11.25% at May 3, 1995, at which time they were exchanged for the Senior Notes bearing interest at 14.75% per annum. The decrease in interest expense resulted from the repurchase of $11.5 million and $8.1 million of Senior Notes during the fourth quarter of 1995 and third quarter of 1996, respectively, and lower average borrowings under the Revolving Credit Facility.

The Company's share of net income of affiliate companies, accounted for using the equity method, was $2.4 million for the nine months ended September 30, 1995. The equity in net income of affiliate companies related solely to the Company's South African affiliate, Henred Fruehauf. In
September 1995, the Company sold a portion of its investment in Henred Fruehauf which reduced the Company's ownership percentage from 25% to 5%. Upon consummation of the sale transaction, the Company discontinued the application of the equity method of accounting as the Company's ownership percentage was reduced to 5%. The
Company disposed of its remaining 5% interest in Henred
Fruehauf in June 1996 as part of the Foreign Sale.

On February 10, 1995, Jacksonville completed the sale of substantially all of its remaining real estate in three separate transactions. With respect to one purchaser, the proceeds from the sale of Jacksonville's properties consisted of an interest bearing promissory note secured by a mortgage on the underlying property and assumption of liabilities related to the property. The purchaser has defaulted on payments of principal and interest on the promissory note. In an effort to realize value from the promissory note, Jacksonville has sought a buyer of the promissory note and related mortgage interest. After extensive discussions with a prospective buyer of the promissory note, the discussions were terminated due to certain issues unrelated to the proposed economic terms.
Thereafter, on May 8, 1996, Jacksonville initiated a foreclosure proceeding on the real property securing the promissory note. Such discussions, however, including the proposed economic terms of the promissory note sale, indicated that the entire carrying amount of the promissory note may not be recoverable. Jacksonville recorded a non-cash impairment write-down of approximately
$2.1 million in the first quarter of 1996 to reflect the diminution in value of the promissory note and underlying real property. More recently, Jacksonville has entered into a Note and Mortgage purchase agreement whereby
Jacksonville will sell the note and underlying mortgage for $2.7 million in cash. Jacksonville expects, subject to Bankruptcy Court approval, to close the sale before the end of the first quarter of 1997. It should be noted, however, that there can be no assurance that the transaction will close.

As previously discussed, the Company recognized a gain of $14.0 million on the Foreign Sale. In addition to the gain on the Foreign Sale, the Company recognized a gain on the sale of excess assets of approximately $0.2 million during the nine months ended September 30, 1996 as compared to a gain of approximately $1.9 million during the nine months ended September 30, 1995.

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

Pursuant to the terms of the Indenture, on August 5, 1996 the Company repurchased Senior Notes with an aggregate principal balance of $8.1 million (consisting of approximately $7.5 million of remaining Foreign Sale proceeds and approximately $0.6 million on deposit with the Trustee from previous asset sales). As a result of such repurchase of Senior Notes, the Company was required to write off $1.2 million during the third quarter of 1996 representing a proportionate share of remaining unamortized debt issuance costs and debt discount.


Quarter Ended September 30, 1996 versus September 30, 1995
----------------------------------------------------------

   Sales

The Company generated sales of $64.9 million during the three months ended September 30, 1996 compared to $94.5 million for the corresponding 1995 period. The table below is a comparison of net sales by product line for the three months ended September 30, 1996 and 1995 (in millions of dollars):

                              September 30,  September 30,
                                   1996           1995
                              ------------   ------------
New trailers. . . . . . .         $ 34.6        $ 55.3
 Used trailers . . . . .             5.2           7.2
 Replacement parts and
   accessories . . . . . .          15.9          21.0
 Service . . . . . . . . .           5.4           5.8
 International . . . . . .           3.8           5.2
                                  ------        ------
                                  $ 64.9        $ 94.5
                                  ======        ======

Consistent with the decrease in sales for the year-to-date period, this 31% decrease in quarter to quarter sales principally reflects the significantly reduced retail demand in the new trailer industry through the third quarter of 1996 and the additional constraints on the Company's liquidity. More recently, the Company was forced to significantly reduce its production and subsequently temporarily idle its Fort Madison and Scott
County assembly plants due to cash constraints preceding the Petition Date. The Company resumed production at the Fort Madison and Scott County assembly plants on October
21, 1996. New trailer production decreased to approximately 1,800 units in the third quarter of 1996 from 4,100 in the third quarter of 1995. Domestic new trailer unit sales totaled approximately 2,000 and 3,300 for the three months ended September 30, 1996 and 1995, respectively.

Replacement parts/service sales and used trailer sales for the third quarter ended September 30, 1996 decreased by $5.5 million and $2.0 million, respectively, as compared to the respective 1995 period. The decreased sales levels are primarily attributable to lower than planned liquidity levels and the resulting impact on availability of replacement parts and used trailers to fill orders.

Fruehauf de Mexico experienced a decrease in sales volume from $3.4 million for the third quarter of 1995 to $1.8 million for the third quarter of 1996. Mexican sales were adversely impacted by the same conditions noted in the year-to-date periods. Export sales from the Company's
United States operations of wholesale parts and components for the three months ended September 30, 1996 totaled $1.9 million compared to export sales of $1.8 million for the three months ended September 30, 1995.

   Gross Margin

Gross margin for the third quarter of 1996 decreased to $6.9 million compared to $11.7 million for the third quarter of 1995. The decrease results primarily from decreased sales volumes and a deterioration in new trailer pricing. The gross margin percentage for the three months ended September 30, 1996 declined to 10.6% as compared to 12.3% for the three months ended September 30, 1995. Such decrease in the gross margin percentage is due primarily to reduced absorption of fixed overhead costs resulting from lower production levels, unfavorable labor variances and increasing price sensitivity in the market.

   Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses increased to $12.4 million for the third quarter of 1996 from $11.8 million for the third quarter of 1995. The increase in engineering, selling and administrative expenses is primarily attributable to higher professional fees associated with reorganization planning during the third quarter of 1996 partially offset by cost containment measures taken at all the Company's locations and lower variable costs associated with the reduced sales volume.

   Income (Loss) from Operations

The loss from operations for the three months ended
September 30, 1996 was $5.4 million compared to income from operations of $0.4 million for the third quarter of 1995. The decrease in income from operations is primarily attributable to decreased sales volumes and resulting lower gross margin dollars, lower royalty income and increased engineering, selling and administrative expenses. The Foreign Sale in the second quarter of 1996 included all Fruehauf rights to royalties from its international affiliates. These conditions giving rise to the reduced operating results will likely continue to have an adverse effect on sales, operating results and liquidity during the fourth quarter of 1996.

   Other Income (Expense)

Interest expense was $3.4 million for the three months ended September 30, 1996 compared to $4.3 million for the three months ended September 30, 1995. This decrease in interest expense is primarily attributable to the repurchase of $11.5 million and $8.1 million of Senior
Notes during the fourth quarter of 1995 and third quarter of 1996, respectively, and lower average borrowings under the Revolving Credit Facility.

The Company's share of net income of affiliate companies, accounted for using the equity method was $0.7 million for the three months ended September 30, 1995. The equity in net income of affiliate companies relates solely to Henred
Fruehauf. As discussed previously, the Company completed the sale of its remaining interest in Henred Fruehauf during the second quarter of 1996.

  Extraordinary Loss on Early Extinguishment of Debt

Pursuant to the terms of the Indenture, on August 5, 1996 the Company repurchased Senior Notes with an aggregate principal balance of $8.1 million (consisting of approximately $7.5 million of remaining Foreign Sale proceeds and approximately $0.6 million on deposit with the Trustee from previous asset sales). As a result of such repurchase of Senior Notes, the Company was required to write off $1.2 million during the third quarter of 1996 representing a proportionate share of remaining unamortized debt issuance costs and debt discount.

LIQUIDITY AND CAPITAL RESOURCES

   Discussion of Cash Flows

The Company's cash and cash equivalents totaled $3.6 million and $3.8 million at September 30, 1996 and December 31, 1995, respectively. Cash and cash equivalents at September 30, 1996 and December 31, 1995 principally represent funds received through the Company's cash concentration system not yet applied to reduce borrowings under the Revolving Credit Facility. The provisions of the Indenture require the Company in certain circumstances to escrow a portion of asset sale proceeds to be used to make an offer to repurchase Senior Notes.
In addition, the Company is required to deposit certain amounts in restricted cash accounts as security for certain obligations and certain amounts are held in escrow pending resolution of certain post-closing conditions on certain asset sales. Accordingly, restricted cash of $2.5 million and $1.4 million at September 30, 1996 and December 31, 1995, respectively, is excluded from cash and cash equivalents and is presented as a separate noncurrent caption on the Condensed Consolidated Balance Sheet.

 Operating Activities

After considering changes in assets and liabilities, the
Company generated cash from operating activities of $7.4
million during the nine months ended September 30, 1996
and used cash for operating activities of $34.8 million
during the nine months ended September 30, 1995.  Cash
generated from operating activities during the nine months
ended September 30, 1996 principally related to a
reduction in operating working capital (defined as net
receivables and net inventories less trade accounts
payable) of $31.2 million, offset by operating losses, the
funding of trailing liabilities, interest on debt and
cash-in-advance payments to vendors.   The reduction in
operating working capital was the result of (i) focused efforts to reduce days sales outstanding of trade receivables and inventory turns, (ii) a reduction in the run rate of the business as a result of the reduced production levels experienced during the first nine months of 1996 and (iii) an increase in the days payables outstanding with the Company's trade suppliers.

Cash used for operating activities during the nine months ended September 30, 1995 principally related to (i) increased receivables ($6.6 million), (ii) increased inventories ($13.8 million), (iii) recognition of deferred revenue resulting from certain advance deposits received in the latter part of 1994 on new trailer orders ($4.8 million), (iv) settlement of liabilities principally funded by excess asset sale proceeds during the six months ended June 30, 1995 ($1.0 million), including liabilities such as property taxes and accrued interest on the Fresno mortgage, and (v) the funding of trailing liabilities and the Company's restructuring efforts. The cash used for operating activities in the first nine months of 1995 was largely funded by borrowings pursuant to the Revolving
Credit Facility and the portion of the excess asset sale proceeds retained by the Company pursuant to the former bank credit facility.

The Company has expended substantial amounts of cash flow to service certain liabilities related to the former maritime business, closed facilities and certain other liabilities, as well as restructuring activities. As of September 30, 1996, trailing liabilities associated with the former maritime business and other closed facilities
(including workers compensation, postretirement benefits, environmental, products liability and certain other litigation, the cost of maintaining closed facilities and certain other matters) are included in other current liabilities, noncurrent postretirement benefits and other long-term liabilities in the Company's Condensed
Consolidated Balance Sheet. As discussed previously, the commencement of the Chapter 11 cases resulted in the imposition of the automatic stay provisions of section 362 of the Bankruptcy Code.

The Company currently has outstanding letters of credit in the amount of $6.2 million which generally serve as collateral for certain trailing liabilities included in the Condensed Consolidated Balance Sheet. As part of the
Congress Payoff Letter, the Company was required to cash collateralize the outstanding letters of credit. On
October 1, 1996, letters of credit in the amount of $1.2 million were drawn and became obligations under the Revolving Credit Facility.

   Investing Activities

During the first nine months of 1996, the Company sold property, plant and equipment and other excess assets, including the Foreign Sale, with proceeds totaling $21.6 million. Excess assets sale proceeds in the corresponding period of 1995 totaled $27.1 million. The Company made capital expenditures of $0.4 million during the first nine months of 1996 compared to capital expenditures of $1.1 million during the first nine months of 1995.

The increase in restricted cash at September 30, 1996 as
compared to December 31, 1995 principally relates to  $1.0
million held in escrow related to the Foreign Sale pending resolution of certain post-closing conditions.

   Financing Activities

The Company had net repayments under the Revolving Credit
Facility of approximately $25.7 million during the nine months ended September 30, 1996 and net borrowings of $5.8 million during the nine months ended September 30, 1995.
The sources of cash to fund the reduction in Revolving
Credit Facility borrowings principally include the reduction in operating working capital investment, proceeds from the issuance of the Working Capital Term
Note ($6.5 million) and certain of the proceeds from the Foreign Sale ($6.0 million). Outstanding borrowings pursuant to the Revolving Credit Facility totaled $7.6 million at September 30, 1996.

A letter agreement entered into by the Company and K-H in April 1996 (the "K-H Letter Agreement") provided for, among other things, K-H to purchase an initial $5.5 million interest and, upon successful completion of a consent solicitation with holders of the Senior Notes, an additional $1.0 million interest in the Revolving Credit
Facility (the aggregate $6.5 million collectively being referred to as the Working Capital Term Note). The initial funding of $5.5 million of the Working Capital
Term Note was consummated on April 25, 1996 and the additional funding of $1.0 million was consummated on June
21, 1996, resulting in a $6.5 million reduction in the Company's borrowings under the Revolving Credit Facility.

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

The Senior Notes were issued in an aggregate principal amount of $74.1 million, representing $66.6 million of then outstanding indebtedness under the former bank credit facility, $4.1 million of previously accrued amendment fees and approximately $3.4 million in fees associated with the Senior Notes. Costs incurred in conjunction with entering into the amended Revolving Credit Facility, as well as the costs associated with the issuance of the Senior Notes to the lenders under the former bank credit facility, totaled $7.8 million. Such amount of debt issuance costs were comprised of $4.4 million of cash expenditures during the first nine months of 1995 and approximately $3.4 million in fees associated with the Senior Notes which were included in the aggregate principal balance of the Senior Notes.

The 1995 private placement included the issuance of an aggregate of 8,136,500 shares of common stock at a price of $2.75 share. Proceeds to the Company, net of certain placement agent fees and other equity placement fees, were $20.7 million.

The Company repaid term debt pursuant to the former bank credit facility of approximately $4.9 million during the nine months ended September 30, 1995. The majority of the term debt payments were funded from restricted cash balances at December 31, 1994.

The Company sold its former Fresno, California facility during the first quarter of 1995 and extinguished the outstanding principal balance of approximately $3.5 million of the Fresno mortgage with a portion of the proceeds. The Company's short-term notes payable related solely to the Company's Mexican subsidiary. The short-term notes payable were retired in January 1995.

      Non-Cash Transactions

As part of the K-H Letter Agreement, K-H received a warrant to purchase 2.0 million shares of the Company's common stock at an exercise price of $2.50 per share (the
"K-H Warrant"). The fair value of the K-H Warrant, as determined by an independent valuation firm, was $0.2 million. Such amount allocable to the K-H Warrant was recorded as "Common Stock Purchase Warrants" in the stockholders' deficit section with a corresponding amount recorded as debt discount.

In February 1996, the Company completed the sale of its former Kearny, New Jersey branch. Consideration consisted of $0.3 million in cash and a five-year interest bearing promissory note in the amount of $2.4 million. This sale resulted in no gain on disposition.

During the third quarter of 1996, the Company issued
500,000 shares of the Company's common stock as part of the settlement of a product liability suit. The Company increased "Common Stock" and "Additional Paid-in Capital" by $0.9 million to reflect the issuance of the shares in settlement of the suit.

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

      Management's Action Plan and Outlook

As discussed previously, the Company has the Exclusive
Period pursuant to section 1121 of the Bankruptcy Code to file a plan of reorganization within 120 days of the Petition Date. The Company is currently in the process of developing a business plan which will serve as the basis for a plan of reorganization. The DIP Facility requires that the Company submit a business plan to the DIP
Facility lender by December 15, 1996. Such plan is required to consider the sale of the entire business in whole or in parts during the Chapter 11 cases or under a plan of reorganization. The Company expects that the Creditors' Committee and Noteholders' Committee will participate in the negotiation of a plan of reorganization. Although the timing of any filing of a plan of reorganization plan cannot be predicted with certainty, the Company's present intention is to present the Creditors' Committee and Noteholders' Committee with a proposed plan of reorganization as soon as possible.
Nonetheless, the Company may need to seek an extension of the Exclusive Period.

As discussed previously, the DIP Facility matures the earliest of (a) April 30, 1997; (b) the effective date of one or more plans of reorganization; or (c) upon default and acceleration of the DIP Facility. The DIP Facility maturity date of April 30, 1997 and the amount of the Overadvance Facility of $20 million was based upon financial projections that indicated that liquidity under the DIP Facility would be exhausted as of April 30, 1997.
The appropriateness of the amount of the Overadvance
Facility and the maturity date of the DIP Facility are dependent upon, among other things, the future financial results of operations, the ability to comply with restrictive financial covenants set forth in the DIP
Facility and the ability to generate sufficient cash from operations and financing sources to meet obligations. In addition, management currently believes that a successful reorganization may also require the sale of one or more business units to generate liquidity during the Chapter 11 cases. The Company has little experience operating as a debtor-in-possession and its projections as to the ability to generate sufficient cash to make payments under Chapter
11 are based upon assumptions that may not be realized.
Based on these factors, there is substantial risk that the Company will exhaust its liquidity prior to April 1997.
Until a plan of reorganization is approved by the creditors and confirmed by the Bankruptcy Court, the long-term liquidity and the adequacy of the Company's capital resources cannot be determined. No plan of reorganization has yet been filed with the Bankruptcy
Court and no assurances can be given that the Company will be able to obtain confirmation of a plan of reorganization. If the Company is unable to obtain confirmation of a plan of reorganization, its creditors or equity holders may seek liquidation of Fruehauf by conversion to a chapter 7 bankruptcy case or otherwise.
In a forced liquidation of the Company's assets, it is likely that the Senior Notes will be substantially undersecured and that no recovery will be available to the Company's unsecured creditors or equity holders.


STATUS OF MATERIAL CONTINGENCIES

Pursuant to section 362 of the Bankruptcy Code, substantially all pre-petition non-Bankruptcy Court litigation against the Company and other contingent liabilities were automatically stayed by the Chapter 11 filings. Motions may be made, although none have yet been heard, in Bankruptcy Court to modify the automatic stay provisions of the Bankruptcy Code to permit certain matters to continue to be litigated in the courts where they are pending. Affected parties may file claims with the Bankruptcy Court in accordance with the reorganization claims process.

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

Discussions held among the Company, on behalf of itself and certain of its present and former Directors and officers, Terex, the underwriter defendants, and the plaintiffs resulted in a settlement of the litigation as to all defendants other than Deloitte & Touche. Formal settlement documentation was approved by the District
Court on August 17, 1995. The settlement terms require the Company, as its share of the settlement, to (a) pay
$0.1 million in cash to a settlement fund, (b) issue a note or notes in the amount of $3.3 million and (c) issue warrants for the purchase of 325,000 shares of Common
Stock. To the extent that the warrants do not have an agreed upon value of $0.9 million, the Company must issue additional notes in the amount of the difference. The
Company paid $0.1 million into the settlement fund in the second quarter of 1995 and the Company has attempted to develop the specific terms of the notes and warrants. The
Company has experienced difficulties in negotiating terms acceptable to the Company. As of the Petition Date, the Company had not distributed any securities pursuant to the settlement.

The Company is involved in other various legal proceedings that have arisen in the normal course of business. Most of these legal proceedings involve products liability or other various claims for which the Company is principally self-insured. In addition, the Company's former maritime operations are among a number of defendants in legal proceedings wherein the plaintiffs claim to have been damaged by exposure to asbestos fibers and silica dust.
The Company has reviewed the products liability and other cases that have arisen in the normal course of Company's business. The Company evaluates the possible impact of this litigation, including the uncertainties as to the timing of expenditures for settlements and/or bonding on appeal, on the Company in light of current circumstances.
Although the Company has established reserves for loss contingencies based on available information, it is reasonably possible that such estimates will change in the near future and the Company is at risk of being obligated to pay substantial damages to claimants.

In December 1995, the Company reached a settlement of a product liability suit whereby the Company issued, as part of the settlement, 500,000 shares of Common Stock during 1996. The Company had litigation reserves totaling $11.1 million at September 30, 1996. However, pursuant to section 362 of the Bankruptcy Code, all pre-petition non-Bankruptcy Court litigation against the Company and other contingent liabilities were automatically stayed by the Chapter 11 filing.

     Environmental Matters

The Company has facilities at numerous geographic locations, which are subject to a range of federal, state and local environmental laws and regulations. Compliance with these laws has, and will, require expenditures on a continuing basis. The Company and/or Jacksonville has been identified as a "Potentially Responsible Party" at several multi-party Superfund sites, and has also identified environmental exposures at certain other sites not designated as Superfund sites. The Company and/or
Jacksonville has participated in administrative or court proceedings involving a number of sites. Many of the proceedings are at a preliminary stage, and the total costs of remediation, the timing and extent of remedial actions that may be required, and the amount of the Company's liability with respect to these sites cannot presently be estimated. When it is possible to make reasonable estimates of the Company's liability with respect to such matters, a provision is recorded. When it is possible to estimate a range of liability but management is unable to determine the amount within the range that is the best estimate, a provision is recorded for the minimum amount of the range. The Company's reserve for Superfund sites and other environmental contingencies totaled $11.9 million at September 30, 1996 relating to sites for which the Company has been able to make estimates. Based upon the many factors that impact the Company's ultimate costs of remediation, it is reasonably possible that such estimates will change in the near future. The amount of possible loss, if any, in excess of the amounts recorded cannot presently be estimated. Certain environmental liabilities may not be stayed under Section 362 of the Bankruptcy Code.

     Other

The Company is party to the Fort Worth Lease, which expired pursuant to its terms in October 1996. The landlord recently notified the Company of its belief that the Company is in default of the Fort Worth Lease with respect to certain covenants relating to the maintenance of the leased property. The landlord has indicated its desire that the Company perform certain repair and maintenance to the facility which the landlord estimates the cost of such repair at approximately $1.7 million. The actual amount of any liability or the extent that the Company may be liable cannot be determined at this time.
As such, the Company has not recorded a reserve related to such contingency.

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

           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Chapter 11 Proceedings
----------------------
On October 7, 1996, Fruehauf, together with all of its subsidiaries, excluding Fruehauf de Mexico, filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code in the United States
Bankruptcy Court for the District of Delaware and are currently operating their respective businesses as debtors-in-possession. The following is a general description of certain developments in the Company's
Chapter 11 cases subsequent to the Petition Date. For additional information regarding the Company's Chapter 11 cases, reference should be made to the Notes to the Condensed Consolidated Financial Statements and
Management's Discussion and Analysis of Financial
Condition and Results of Operations.

On October 8, 1996, the Bankruptcy Court granted certain requests made by the Company and its affiliate debtors
(collectively, the "Debtors") with respect to certain first day motions. The following summarizes the primary first day orders entered by the Bankruptcy Court:

1. The Bankruptcy Court entered an order authorizing the joint administration of the related Chapter 11 cases.
2. The Bankruptcy Court entered an order admitting certain attorneys of the Debtors pro hac vice
      Pursuant to Local District Court Rule 83.5
3. The Bankruptcy Court entered an order authorizing the Debtors to retain and employ Jones, Day, Reavis
      & Pogue as counsel.
4. The Bankruptcy Court entered an order authorizing the Debtors to retain Morris, Nichols, Arsht &
      Tunnell as co-counsel.
5. The Bankruptcy Court entered an order authorizing the Debtors to retain Price Waterhouse LLP as independent auditors, accountants and tax and financial advisors.
6. The Bankruptcy Court entered an order authorizing the Debtors to retain Logan & Company, Inc. as claims and noticing agent and approving the form and manner of notice of the Section 341 meeting of creditors.
7. The Bankruptcy Court entered an order establishing the procedures for interim compensation and reimbursement of professionals.
8. The Bankruptcy entered an order authorizing the Debtors to retain, employ and pay certain professionals in the ordinary course of the Debtors' businesses.
9. The Bankruptcy Court entered an order approving the Debtors' centralized cash management system, use of existing bank accounts and business forms and according priority status to all postpetition intercompany claims.
10.   The Bankruptcy Court entered an order
      authorizing the Debtors to (A) pay
      pre-petition employee wages, salaries and related items; (B) reimburse pre-petition employee business expenses; (C) make payments for which payroll deductions were made; (D) make pre-petition contributions and pay benefits under employee benefit plans; and (E) pay all costs and expenses incident to the foregoing payments and contributions.
11.   The Bankruptcy Court entered an order
      authorizing the Debtors to honor certain pre-petition obligations to customers.
12.   The Bankruptcy Court entered an order
      authorizing the Debtors to pay pre-petition trust fund taxes.
13.   The Bankruptcy Court entered an order
      extending the time for the Debtors to file schedules and statements required by the Bankruptcy Code and granted related relief.

On October 9, 1996, the Bankruptcy Court entered an order authorizing the Debtors to retain Alvarez & Marsal, Inc.
as crisis managers and to provide interim management.

On October 9, 1996, the Bankruptcy Court approved an interim financing order that, among other things, (i) authorized post-petition financing of up to $35 million under the DIP Facility, (ii) granted senior liens and super-priority administrative claim status of Madeleine
LLC, an affiliate of Cerberus Partners, L.P., (iii) provided adequate protection to certain pre-petition secured noteholders, (iv) provided related relief
(including execution, delivery and performance of the Payoff Letters), and (v) scheduled a final hearing pursuant to Bankruptcy Rule 4001(c). After a final hearing on November 5, 1996, the Bankruptcy Court entered a final financing order with respect to these matters, which approved the entire $55 million DIP Facility on a permanent basis.

On October 21, 1996, the Creditors' Committee was appointed by the United States trustee pursuant to section
1102 of the Bankruptcy Code. The Creditors' Committee has since retained legal counsel and a financial advisor to represent their interests. The Creditors' Committee has the right to review and object to certain business transactions made outside the ordinary course of the Debtors' business and is expected to participate in the negotiation of any plan or plans of reorganization. In addition, certain of the holders of the Senior Notes have also formed the unofficial Noteholders' Committee.


Item 3 - Defaults Upon Senior Securities

The filing by the Company on October 7, 1996 of a petition for reorganization under chapter 11 constituted a default under the terms of all of the Company's loan agreements, notes and indentures. See Note A - "Proceeding Under
Chapter 11" to Notes to Condensed Consolidated Financial
Statements for further discussion.


Item 5 - Other Information

Listing of Common Stock on the New York Stock Exchange
------------------------------------------------------

On October 24, 1996, the New York Stock Exchange ("NYSE") published a press release announcing that the NYSE was suspending the trading in the common stock of the Company immediately and, following the suspension, that application would be made to the Securities and Exchange
Commission to delist the common stock. In the press release, the NYSE indicated that it gives consideration to delisting securities of a company when the company falls below any of the NYSE's continued listing criteria such as: net tangible assets available to common stock (of at least $12 million); the aggregate market value of all outstanding common stock (of at least $12 million) and average net income for the last three years (of at least
$0.6 million). The NYSE also noted that the Company filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code. The NYSE also noted in the press release that it may, at any time, suspend dealings in a security if it believes that continued dealings in a security on the NYSE are not advisable. Under the NYSE's delisting procedure, the Company has the right to a hearing before a Committee of the Board of Directors of the NYSE. The
Company does not anticipate at this time that it will appeal the NYSE's recommendation.

Board of Directors and Management Changes
-----------------------------------------

Effective September 13, 1996, Thomas B. Roller, the former
President and Chief Executive Officer of the Company, resigned to become the President and Chief Executive
Officer of Wolverine Tube, Inc. In addition, also effective September 13, 1996, Timothy J. Wiggins, the former Executive Vice President and Chief Financial
Officer of the Company, resigned from the Company.  The
Board subsequently appointed Mr. Derek L. Nagle as

President.  Mr. Nagle was previously Senior Vice President
- North American Sales and Distribution for the Company.
More recently, the Company retained Alvarez & Marsal, Inc.
as crisis managers and appointed Mr. Thomas E. Ireland, a Managing Director of Alvarez & Marsal, Inc., as Chief
Executive Officer of the Company.

In addition to Messrs. Roller and Wiggins, Messrs. William
P. Panny and Marvin B. Rosenberg resigned from the
Company's Board prior to the Petition Date. As a condition to secure the consent of the holders of the Senior Notes to the terms of the DIP Facility, the Company's remaining members of the Board of Directors, excluding Messrs. Chriss W. Street and Worth W. Frederick, were required to resign from the Board. Messrs. Street and Frederick had been nominated to the Board previously by the holders of the Senior Notes. Upon approval of the interim financing order by the Bankruptcy Court, Messrs.
Anthony Miller, Raymond J. Dempsey and Richard Nevins resigned from the Board. The Company has since added
Messrs. Jonathan C. Gallen and Robert F. Incorvaia to its
Board of Directors, bringing the total membership of the Board to four, and has appointed Mr. Street as Chairman.


Item 6 - Exhibits and Reports on Form 8-K

(a) The following exhibits have been filed as part of this Form 10-Q:

Exhibit  No.                    Exhibit
------------                    -------

   4.48          Debtor-In-Possession Credit Agreement,
                 dated as of October 9, 1996, by and
                 between Fruehauf Trailer Corporation,
                 FGR, Inc., Fruehauf Corporation, Maryland
                 Shipbuilding & Drydock Company, The
                 Mercer Co., Fruehauf International
                 Limited, Deutsche-Fruehauf Holding
                 Corporation, Jacksonville Shipyards,
                 Inc., M.J. Holdings, Inc., Fruehauf
                 Holdings Corp., E.L. Devices, Inc., and
                 Madeleine LLC.

   4.49          Pledge and Security Agreement, dated as
                 of October 9, 1996, by and between
                 Fruehauf Trailer Corporation, FGR, Inc.,
                 Fruehauf Corporation, Maryland
                 Shipbuilding & Drydock Company, The
                 Mercer Co., Fruehauf International
                 Limited, Deutsche-Fruehauf Holding
                 Corporation, Jacksonville Shipyards,
                 Inc., M.J. Holdings, Inc., Fruehauf
                 Holdings Corp., E.L. Devices, Inc., and
                 Madeleine LLC.

   4.50 Note, dated as of October 9, 1996, by and between Fruehauf Trailer Corporation,
                 FGR, Inc., Fruehauf Corporation, Maryland
                 Shipbuilding & Drydock Company, The
                 Mercer Co., Fruehauf International
                 Limited, Deutsche-Fruehauf Holding
                 Corporation, Jacksonville Shipyards,
                 Inc., M.J. Holdings, Inc., Fruehauf
                 Holdings Corp., E.L. Devices, Inc.,
                 and Madeleine LLC

  4.51           Payoff Letter of Indebtedness, dated as
                 of October 8, 1996, of Fruehauf Trailer
                 Corporation to Congress Financial
                 Corporation (Central).

  4.52           Payoff Letter of Indebtedness, dated as
                 of October 8, 1996, of Fruehauf Trailer
                 Corporation to K-H Corporation.

  4.53           Alvarez & Marsal, Inc. Engagement Letter.

   11            Computation of Loss per Share.

   27            Financial Data Schedule.

(b)  Reports on Form 8-K
     -------------------

          On August 20, 1996, the Company filed a
          Current Report on Form 8-K under Item 5
          regarding the resignation of Thomas B.
          Roller, President and Chief Executive Officer of the Company. On August 30, 1996, the
          Company filed a Current Report on Form 8-K under Item 5 reporting the appointment of Derek L. Nagle as President of the Company and the resignation of Timothy J. Wiggins, Executive Vice President and Chief Financial
          Officer. On September 27, 1996, the Company filed a Current Report on Form 8-K under Item
          5 announcing the resale prospectus for
          certain privately placed shares of the
          Company's common stock is no longer current.
          On October 7, 1996, the Company filed a
          Current Report on Form 8-K under Item 3
          announcing the Debtors' filing of voluntary petitions under chapter 11 of the Bankruptcy
          Code in the Bankruptcy Court and certain of its subsidiaries and under Item 5 a press release discussing said chapter 11 filings.
          No financial statements were required to be filed with any of these reports.

                    SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FRUEHAUF TRAILER CORPORATION
                             ----------------------------
                                   (Registrant)

Date: November 14, 1996      /s/ Gregory G. Fehr
                             -----------------------
                             Gregory G. Fehr
                             Vice President -
                                Corporate Controller
                             (Duly Authorized Officer and
                             Principal Accounting Officer)